Form 10-Q
period 2017-04-30
Clancy Corp
filed 2017-05-30
CIK 1681769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2017

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-213698

CLANCY CORP.

(Exact name of registrant as specified in its charter)

Nevada	2840	30-0944559
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

str. Vizantiou 28, Strovolos,

Lefkosia, Cyprus, 2006

office@corpclancy.com

+35722000341

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,000,000 common shares issued and outstanding as of April 30, 2017.

CLANCY CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of April 30, 2017 (Unaudited) and July 31, 2016 Interim Unaudited Statement of Operations for the three and nine months ended April 30, 2017	4 5

	Interim Unaudited Statement of Cash Flows for the nine months ended April 30, 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

	Signatures

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Clancy Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

CLANCY CORP.

BALANCE SHEET

AS OF APRIL 30, 2017

(UNAUDITED)

ASSETS	April 30, 2017	July 31, 2016 (Audited)
Current Assets
Cash and cash equivalents	$10,448	1,527
Prepaid expenses	2,653	-
Inventory	3,046	-
Total Current Assets	$16,147	1,527
Fixed Assets	1,478	-
Equipment, net
Total Fixed Assets	$1,478	-

Total Assets	$17,625	1,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loans	11,059	728
Customer Deposits	7,000	-
Total Current Liabilities	$18,059	728

Total Liabilities	$18,059	728

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,000,000 shares issued and outstanding	2,000	2,000
Additional paid in capital	-	-
Income (deficit) accumulated during the development stage	(2,434)	(1,201)
Total Stockholder’s Equity	$(434)	799

Total Liabilities and Stockholder’s Equity	$17,625	1,527

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENT OF OPERATIONS

THREE AND NINE MONTHS ENDED APRIL 30, 2017

(UNAUDITED)

	Three months ended April 30, 2017	Nine months ended April 30, 2017

REVENUES	$10,520	13,020
Cost of Goods Sold	401	505
Gross Profit	10,119	12,515

OPERATING EXPENSES
General and Administrative Expenses	4,437	13,747
TOTAL OPERATING EXPENSES	(4,437)	(13,747)

NET INCOME (LOSS) FROM OPERATIONS	5,682	(1,232)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$5,682	(1,232)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,000,000	2,000,000

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENT OF CASH FLOWS

NINE MONTHS ENDED APRIL 30, 2017

(UNAUDITED)

Nine months ended April 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,232)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in Prepaid expenses	(2,653)
Increase in Inventory	(3,046)
Increase in Customer Deposits	7,000
Depreciation	210
CASH FLOWS USED IN OPERATING ACTIVITIES	279

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(1,689)
CASH FLOWS USED INVESTING ACTIVITIES	(1,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans	10,331
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,331

NET INCREASE IN CASH	8,921

Cash, beginning of period	1,527

Cash, end of period	$10,448

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0
Income taxes paid	$0

See accompanying notes to financial statements.

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

APRIL 30, 2017

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Clancy Corp. (“the Company”, “we”, “us” or “our”) was incorporated on March 22, 2016 under the laws of the State of Nevada, USA for the purpose of production handcrafted soap. The soap itself will be 100% organic and environment friendly. The Company also has a database of different kind ingredients for soap production, which gives the company an opportunity to expand variety offered products.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of April 30, 2017.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s yearend is July 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $10,448 of cash as of April 30, 2017.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $2,653 in prepaid rent as of April 30, 2017.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. The Company establishes capitalization policy of its assets based on dollar amount that are more than $1,000 in value or if its estimated useful life exceeds one year. We estimate that the useful life of our equipment is 3 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $3,046 in inventory as of April 30, 2017.

Fair Value of Financial Instruments

ASC topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

APRIL 30, 2017

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTUNUED)

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company will recognize revenue in accordance with ASC topic 605 “Revenue Recognition”. The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of April 30, 2017 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

As of April 30, 2017, we know of no material, existing or pending legal proceedings against our neither company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or affiliates, or many registered or beneficial shareholders, is an adverse patty or has a material interest adverse to our interest.

NOTE 5 – LOAN FROM DIRECTOR

As of April 30, 2017, our sole director has loaned to the Company $11,059. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $11,059 as of April 30, 2017.

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

APRIL 30, 2017

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On July 25, 2016, the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share.

There were 2,000,000 shares of common stock issued and outstanding as of April 30, 2017.

NOTE 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at April 30, 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at April 30, 2017. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at April 30, 2017 was approximately $827. The net change in valuation allowance during the nine months ended April 30, 2017 was $419. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2017.  All tax years since inception remains open for examination by taxing authorities.

The Company has a net operating loss carryforward for tax purposes totaling approximately $2,434 at April 30, 2017, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of April 30, 2017	As of July31, 2016
Non-current deferred tax assets:
Net operating loss carryforward	$(827)	(408)
Stock based compensation	$-	-
Inventory obsolescence	$-	-
Accrued officer compensation	$-	-

Total deferred tax assets	$(827)	(408)
Valuation allowance	$827	408
Net deferred tax assets	$-	-

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

APRIL 30, 2017

NOTE 7 – INCOME TAXES (CONTUNUED)

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the nine months ended April 30, 2017 as follows:

	Nine months ended April 30, 2017	As of July 31, 2016
Computed "expected" tax expense (benefit)	$(419)	(408)
Penalties and fines and meals and entertainment	$-	-
Accrued officer compensation	$-	-
Change in valuation allowance	$419	408
Actual tax expense (benefit)	$-	-

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2017 to the date these financial statements were issued, May 30, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

IN GENERAL

We were incorporated on March 22, 2016 in the State of Nevada. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have made purchase of equipment and we rent our office in Cyprus. By condition of the Lease Agreement we shall pay to Landlord monthly rent fee of $300 per month and for the total first year the amount of $3,600 has to be paid. We have not had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

We are not a «shell company» within the meaning of Rule 405, promulgated pursuant to Securities Act, because we do have hard assets and real business operations.

From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our sole officer and director, engaging in market research, rent of our office in Cyprus and entering into supply agreement. We received our initial funding of $2,000 from our sole officer and director who purchased 2,000,000 shares of common stock at $0.001 per share.

We have a goods sales contract between Clancy Corp. and Afrodita Co, Freskada Co, Omorfiб Co., OloToSуma Co. In accordance to this contracts Seller should receive from Buyer payment in accordance to the invoice to each order of Goods from the date of signing this Contract by the Parties. Buyer agreed to accept the Goods in Seller’s office.

We intend to use the net proceeds from this offering to develop our business operations. To fully implement our plan of operations we require a minimum funding of $20,000 for the next twelve months. After twelve months period we may need additional financing. If we do not generate any revenue we may need a minimum of $9,000 of additional funding to pay for SEC filing requirements. Iryna Kologrim, our President and a Director, has agreed to loan the Company funds, however, she has no firm commitment, arrangement or legal obligation to advance or loan funds to the Company. The Company's principal offices are located at str. Vizantiou 28, Strovolos, Lefkosia, Cyprus, 2006. The monthly rent fee is $300 per month from 1st day of September 2016 till 1st day of September 2017.

INITIAL FOCUS OF OUR BUSINESS

We produce our product in Cyprus and we have signed a contract with Hodm Professionals Limited, based in China, and we are ordering from them our equipment and raw materials for handcrafted soap production. We are also considering other firms as well for this work. We decided to use natural ingredients as an alternative to the synthetic ingredients prevalent in personal care products today. We intend to establish formulations using fresh, pure, and safe ingredients that appeal to people.

Our products are inspired by many growing trends. Most specifically consumers seeking new, intriguing formulations, which promote well-being either through the principles of natural therapy, or simply for the pleasure of natural aromas, which the product will bring. Moreover, there is an increasing awareness among consumers of the benefits in using organic and natural products. Unlike many other companies, our use of natural ingredients will not entail using a small portion of natural ingredients to tout the product as «natural». Our products are created to support optimal benefit to the users by containing ingredients that make a difference.  We plan to advertise through handcrafted soap trade shows and marketing campaign at the stores of our future customers, distributors and related. We intend to develop and maintain a database of potential customers who may want to purchase handcrafted soap from us. We will follow up with these clients periodically, send them our new catalogues and offer them special discounts from time to time. In future we plan to print flyers and mail them to potential customers. We intend to use marketing methods, such as web advertisements, direct mailing, and phone calls to acquire potential customers

We intend for our products to have the following characteristics:

§ Moisturizing, non-irritating, softening, cleansing and nourishing

§ No synthetic preservatives, colors or fragrances

§ No Sodium Laureth (Lauryl) Sulfate to irritate skin (we use coconut oil to lather)

§ No Petro-chemicals, lanolin or mineral oil

OUR PRODUCTS

Brief History of Our Products

Soap making history goes back many thousands years. The most basic supplies for soap making were those taken from animal and nature; many people made soap by mixing animal fats with lye. Today, soap is produce from fats and an alkali. The cold process method is the most popular soap making process today, while some soap makers use the historical hot process.

In the early beginnings of soap making, it was an exclusive technique used by small groups of soap makers. Over time, recipes for soap making became more widely known. Back then, plant byproducts and animal and vegetable oils were the main ingredients of soap. The price of soap was significantly reduced in 1791 when a Frenchman by the name of LeBlanc discovered a chemical process that allowed soap to be sold for significantly less money.

More than 20 years later, another Frenchman identified relationships between glycerin, fats and acid what marked the beginning of modern soap making. Since that time, there have been no major discoveries and the same processes are used for the soap making we use and enjoy today.

In the mid-nineteenth century, soap for bathing became a separate commodity from laundry soap, with milder soaps being packaged, sold and made available for personal use. Liquid hand soaps were invented in the 1970s and this invention keeps soaps in the public view.

Types of Handcrafted Soap

While the chemical reaction that creates soap is always the same, different types of soaps can be made by different methods, all still relying upon that basic chemical reaction that occurs.

Cold Process Soap

Cold process soap making is the method most often used by soap makers who make soap from scratch. It is called «cold» process because no additional heat is added during the soap making process; however the process itself does generate heat.

Handcrafted soap makers generally pride themselves on their unique recipes, developed to create their signature soaps. Soap ingredients are usually food-quality, natural ingredients starting with a variety of vegetable oils such as olive, coconut, or palm, or purified tallow or lard. To these the soap maker might add specialized oils, nut butters or seed extracts to bring the desired qualities to the finished bar.

Soaps produced via the cold process method are opaque and usually have a creamy feel to the bar. Without any additives that change the color, the soap ranges from white-white to creamy-tan, depending on the oils used in making the soap.

The feel of the lather varies, also dependent upon the oils used to make the soap. The lather can range from tiny, very slippery, long-lasting bubbles (as with pure olive oil soap), to big, fluffy, short-lived bubbles (as with pure coconut oil soap).

The hardness of the bar is determined by the selection of oils, the amount of water used and how long the soap was dried. Cold process soaps will continue to get harder as they age because additional water evaporates out of the soap.

Most cold process soaps are made with a combination of oils, in a recipe developed by the soap maker to create a good lather and hard bar, as well as to provide benefits with additional ingredients.

Hot Process Soap

In hot process soap making, additional heat is applied to the soap mixture. The chemical reaction is the same, but occurs faster than in cold process soap making. Because of the additional heat, the finished soap bar tends to feel smoother to the touch. The hardness of the bar again depends on the selection of oils, amount of water used in the process and length of time allowed for water to evaporate out of the finished bar.

As with cold process soap, the hot process soap is opaque and ranges from white-white to creamy-tan depending on the oils used, although clear soaps can be produced (see «Transparent Soap» below).

The oils determine the type and quality of the lather and other benefits of the soap and other ingredients selected to make the soap.

Transparent Soap

Transparent Soap is made by the hot process method, with some added ingredients and steps in the process to make the soap clear. There are a few highly skilled handcrafted soap makers who produce transparent soap from scratch, but a majority of handcrafted transparent soaps on the market are produced from a ready-made soap base.

«Glycerin» Soap

Glycerin is a by-product of the chemical reaction of the soap making process. In commercial soaps, the glycerin is typically removed, purified and then sold for other uses including food, cosmetics, various industrial production and explosive manufacturing. The method for removing the glycerin from soap is complex and requires considerable equipment and skill. As a result, all handcrafted soaps made from scratch retain the glycerin (and all its beneficial properties) and so are all technically «glycerin soap».

Subsequently, the term «glycerin soap» is somewhat of a misnomer. Most people using the term «glycerin soap» are, in fact, referring to transparent soap.

Ready-Made Soap Bases

Rather than make soap from scratch, some soap makers choose to purchase ready-made soap bases which are melted down, have color, scent or other ingredients added and are then poured into molds.

The benefit to using a ready-made soap base is that the chemical reaction which produces soap has already occurred, making it easier for the handcrafter to craft elegantly and uniquely shaped and colored soaps. Many of the artistic presentations of handcrafted soap can only be created with a ready-made soap base.

A ready-made soap base may be a «true soap» (made via the chemical reaction referred to above) or could include synthetic detergents as all or a portion of its ingredients.

There are some basic recipes we used for production our handcrafted soap:

Development, Production and Distribution

Our officer and director, Iryna Kologrim, has developed a number of handcrafted soap products, based in part on the above ingredients, using a unique blend of different raw materials. We consider these formulations unique; however, we have no patents pending for our formulations. Our products, while largely formulated with the base of unique ingredients, are still in the development phase. We are currently in the process of finalizing our product formulations.  We intend to sample each finalized product and complete the process of choosing all the peripheral items involved in the production and marketing process, including: the shape and size of the product containers; the types of caps; the packaging; the logo and label designs; and unit cartons. We intend to use Hodm Professionals Limited to handle our packaging design. In prestige markets, more than any other, the package is the product. We are in negotiations with Hodm Professionals Limited for various pricing and decorative options for product presentation.

We are planning to develop our online store for distribution the soap. We are in the process of defining the launch schedule and the promotional events that will surround it. We expect our products to be available on the website once we start our significant operations and obtain customers, although a definitive launch date has yet to be determined.  Following our online launch, we intend to locate and negotiate with distributors to develop additional channels for our product.

COMPETITION

Among all the brands found in this industry, we consider our closest competitors to be Vegenero and Trifillaris is a natural line that reflects our product concept and closely resembles our proposed product line. The concept and creation of the Vegenero and Trifillaris product line, like ours, is an extrapolation on the benefits of the antioxidants, polyphenols, and organic and natural ingredients. The advantage of Vegenero and Trifillaris over our proposed product in the marketplace at this time is twofold: (a) they have been on the market for over a decade and have grown to be a global brand with distribution outlets all over the world; and (b) they serve a larger target audience with a lower price point than we anticipate.

The prime difference between Vegenero or Trifillaris and our proposed product line is expected to be based on the market segment and Certified Organic quality of ingredients that will be included in our products. Therefore, the containers are key to our products' success as well. Further, our brand will use only the highest quality USDA Certified Organic ingredients available, including extracts, producing a highly concentrated preparation of antioxidant polyphenols. We are also using our own uniquely innovative raw materials derived from Certified Organic farmers in China, to process as opposed to only using commercially available raw materials. Our product line will also be packaged in high quality containers with inviting labels, versus the lesser quality plastic tubes and bottles used by Hodm Professionals Limited. We believe these same characteristics, Certified Organic, quality ingredients, and decorative containers, will also help us stand out in the prestige market.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

We do not believe that any existing or probable government regulation on our business, including any applicable export or import regulation or control imposed by China or Cyprus will have a material impact on the way we conduct our business.

PATENTS, TRADEMARKS AND COPYRIGHTS

We do not own, either legally or beneficially, any patents or trademarks. We intend to protect our website with copyright laws. Beyond our trade name, we do not hold any other intellectual property.

FACILITIES

We currently rent our physical property in Cyprus: our office. Our current business address is str. Vizantiou 28, Strovolos, Lefkosia, Cyprus, 2006. Our telephone number is +35722000341. This location serves as our primary office for planning and implementing our business plan. Management believes the current premises arrangements are sufficient for its needs for at least the next 12 months.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees as of the date of this prospectus. Our sole officer and director, Iryna Kologrim, is an independent contractor to the Company and currently devotes approximately from 10 to 20 hours per week to company matters. After receiving funding, Iryna Kologrim plans to devote as much time to the operation of the Company as she determines is necessary for her to manage the affairs of the Company. As our business and operations increase, we will assess the need for full time management and administrative support personnel.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2017, our total assets were $17,625. Total assets were comprised of $16,147 in current assets and $1,478 in fixed assets.

As at April 30, 2017, our current liabilities were $18,059 and Stockholders’ deficit was $434.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended April 30, 2017 net cash flows used in operating activities was $279.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended April 30, 2017 we have generated $1,689 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended April 30, 2017 net cash flows used in financing activities was $10,331.

MANAGEMENT’S DISCUSSION AND ANALYSIS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•         Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•         Provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

•         Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•         Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•         Disclose certain executive compensation related items such as the correlation between executive compensation and performance comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. However, even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or the auditor attestation of internal controls over financial reporting.

We believe that we will be able to raise enough money through the offering to continue our proposed operations, but we cannot guarantee that once we continue operations we will stay in business after doing so. If we are unable to successfully find customers, we may quickly use up the proceeds from this offering and will need to find alternative sources.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has authorized this registration statement to be signed on its behalf by the undersigned, in Strovolos, Lefkosia Cyprus, on the May 30, 2017.

CLANCY CORP.
(Registrant)
By: /s/ Iryna Kologrim
Name: Iryna Kologrim
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (Principal executive officer and principal financial officer and principal accounting officer)