Form 10-K
period 2017-07-31
Clancy Corp
filed 2017-10-31
CIK 1681769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2017

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-213698

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

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,275,000 common shares issued and outstanding as of July 31, 2017.

PART I

Item 1. Description of Business

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of July 31, 2017, no shares of our common stock have traded

Number of Holders

As of July 31, 2017, the 2,275,000 issued and outstanding shares of common stock were held by a total of 11 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended July 31, 2017and 2016.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On July 25, 2016, the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share.

In May 2017, the Company issued 137,500 shares of common stock for cash proceeds of $5,500 at $0.04 per share.

In June 2017, the Company issued 137,500 shares of common stock for cash proceeds of $5,500 at $0.04 per share.

There were 2,275,000 shares of common stock issued and outstanding as of July 31, 2017.

Purchase of our Equity Securities by Officers and Directors

On July 25, 2016, the Company offered and sold 2,000,000 restricted shares of common stock to our president and director, Iryna Kologrim, for a purchase price of $0.001 per share, for aggregate offering proceeds of $2,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the year ended July 31, 2017 and July 31, 2016:

Revenue and cost of goods sold

For the year ended July 31, 2017 and July 31, 2016 the Company generated total revenue of $20,020 and $0 from selling products to the customer. The cost of goods sold for the year ended July 31, 2017 and July 31, 2016 was $804 and $0, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the year ended July 31, 2017 and July 31, 2016 were $19,778 and $1,201. The operating expenses for the year ended July 31, 2017 included bank charges of $1,337; foreign exchange loss of $153; computer and internet expenses of $280; depreciation expense of $663; audit fees of $5,350; legal fees of $4,427; rent expense of $3,300.

Net Loss

The net loss for the year ended July 31, 2017 and July 31, 2016 was $562 and $1,201 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended July 31, 2017, the Company had cash of $3,491 ($1,527 as of July 31, 2016). Furthermore, the Company had a working capital deficit of $67 (profit of $799 as of July 31, 2016). The increase in working capital is attributed to sale of stock.

During the year ended July 31, 2017, the Company used $7,400 of cash in operating activities due to its net loss and increase in prepaid expenses of $4,753, increase in inventory of $2,747 and depreciation of $662.

During the year ended July 31, 2017 the Company used $11,967 of cash in investing activities.

During the year ended July 31, 2017, the Company generated $21,331 of cash in financing activities.

We cannot guarantee that we will manage to sell all the shares required. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The Company’s sole officer and director, Iryna Kologrim, has concluded a verbal agreement with the Clancy Corp. in order to fund completion of the registration process and to maintain the reporting status with SEC.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others in this offering, selling our paper dung products and loans from our director. We must raise cash to implement our plan and stay in business.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

CLANCY CORP.

FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2017 AND JULY 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To
The Board of Directors and Shareholders of
Clancy Corp.
State of Nevada,
USA .

We have audited the balance sheet of Clancy Corp. as of July 31, 2017 and the related statements of operations, stockholders' equity and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2017 and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For Bharat Parikh & Associates
Chartered Accountants

/s/ **Bharat Parikh**

CA Bharat Parikh
(Senior Managing Partner)
Registered with PCAOB
Date :- 10/28/2017
Place:- HQ Vadodara GJ,
India

CLANCY CORP.

BALANCE SHEET

AS OF JULY 31, 2017 AND JULY 31, 2016

(AUDITED)

ASSETS	July 31, 2017	July 31, 2016
Current Assets
Cash and cash equivalents	$3,491	1,527
Prepaid expenses	4,753	-
Inventory	2,748	-
Total Current Assets	$10,992	1,527
Fixed Assets	1,337	-
Equipment, net
Other fixed assets, net	9,967	-
Total Fixed Assets	$11,304	-

Total Assets	$22,296	1,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loans	11,059	728
Total Current Liabilities	$11,059	728

Total Liabilities	$11,059	728

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,275,000 and 2,000,000 shares issued and outstanding	13,000	2,000
Income (deficit) accumulated during the development stage	(1,763)	(1,201)
Total Stockholder’s Equity	$11,237	799

Total Liabilities and Stockholder’s Equity	$22,296	1,527

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENT OF OPERATIONS

YEAR ENDED JULY 31, 2017

(AUDITED)

	Three months ended July 31, 2017	Year ended July 31, 2017

REVENUES	$7,000	20,020
Cost of Goods Sold	298	804
Gross Profit	6,702	19,216

OPERATING EXPENSES
General and Administrative Expenses	6,030	19,778
TOTAL OPERATING EXPENSES	(6,030)	(19,778)

NET INCOME (LOSS) FROM OPERATIONS	672	(562)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$672	(562)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,179,049	2,060,339

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

YEARS ENDED JULY 31, 2017 AND JULY 31, 2016

(AUDITED)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit/Equity

Shares issued for cash at $0.001 per share for the period ended July 31, 2016	$2,000,000	$2,000	$-	$-	$2,000

Net loss for the period ended July 31, 2016	-	-	-	(1,201)	(1,201)

Balance, July 31, 2016	2,000,000	$2,000	$-	$(1,201)	$799
Shares issued for cash	275,000	11,000	-	-	11,000

Net loss for the period ended July 31, 2017	-	-	-	(562)	(562)

Balance, July 31, 2017	2,275,000	$13,000	$-	$(1,763)	$11,237

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENT OF CASH FLOWS

NINE MONTHS ENDED APRIL 30, 2017

(AUDITED)

Year ended July 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(562)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in Prepaid expenses	(4,753)
Increase in Inventory	(2,747)
Increase in Customer Deposits	-
Depreciation	662
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(1,688)
Other fixed assets	(10,279)
CASH FLOWS USED INVESTING ACTIVITIES	(11,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans	10,331
Capital stock	11,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	21,331

NET INCREASE IN CASH	1,964

Cash, beginning of period	1,527

Cash, end of period	$3,491

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0
Income taxes paid	$0

See accompanying notes to financial statements.

CLANCY CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

JULY 31, 2017

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $20,020 of revenues as of July 31, 2017.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The management plans to use high quality raw materials in their manufacturing process to increase the quality of the product and to increase the market share accordingly.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,491 of cash as of July 31, 2017.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $4,753 in prepaid rent as of July 31, 2017.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $2,748 in inventory as of July 31, 2017.

CLANCY CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

JULY 31, 2017

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTUNUED)

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of July 31, 2017 were no differences between our comprehensive loss and net loss.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

As of July 31, 2017, we know of no material, existing or pending legal proceedings against our neither company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or affiliates, or many registered or beneficial shareholders, is an adverse patty or has a material interest adverse to our interest.

CLANCY CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

JULY 31, 2017

NOTE 5 – LOAN FROM DIRECTOR

As of July 31, 2017, our sole director has loaned to the Company $11,059. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $11,059 as of July 31, 2017.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On July 25, 2016, the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $2,000 at $0.001 per share.

In May 2017, the Company issued 137,500 shares of common stock for cash proceeds of $5,500 at $0.04 per share.

In June 2017, the Company issued 137,500 shares of common stock for cash proceeds of $5,500 at $0.04 per share.

There were 2,275,000 shares of common stock issued and outstanding as of July 31, 2017.

NOTE 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at July 31, 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at July 31, 2017. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at July 31, 2017 was approximately $599. The net change in valuation allowance during the year ended July 31, 2017 was $191. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2017.  All tax years since inception remains open for examination by taxing authorities.

	As of July 31, 2017	As of July31, 2016
Non-current deferred tax assets:
Net operating loss carryforward	$(599)	(408)
Stock based compensation	$-	-
Inventory obsolescence	$-	-
Accrued officer compensation	$-	-
Total deferred tax assets	$(599)	(408)
Valuation allowance	$599	408
Net deferred tax assets	$-	-

The Company has a net operating loss carryforward for tax purposes totaling approximately $1,763 at July 31, 2017, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

CLANCY CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

JULY 31, 2017

NOTE 7 – INCOME TAXES (CONTUNUED)

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the year ended July 31, 2017 as follows:

	Year ended July 31, 2017	As of July 31, 2016
Computed "expected" tax expense (benefit)	$(191)	(408)
Penalties and fines and meals and entertainment	$-	-
Accrued officer compensation	$-	-
Change in valuation allowance	$191	408
Actual tax expense (benefit)	$-	-

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to July 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance process.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Managements’ Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.      We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.      We did not maintain appropriate cash controls – As of July 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.      We did not implement appropriate information technology controls – As at July 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Our executive officer's and director's and their respective ages are as follows:

Name	Age	Positions
Iryna Kologrim	38	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Ms. Kologrim has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director since March 22, 2016. For the past five years the director was working for ERMA CAKES LTD from October, 2008 to May, 2013 and for GEMIGAR LTD in the area of production from June, 2013 to December, 2015. For the past five years Iryna Kologrim has a work experience in business accounting and in financial accounting. She can provide great assistance and financial services in these areas. Iryna Kologrim has got the needed skills to manage the current business of Clancy Corp. She was in direct connection with clients, where he learned how to build the productive relationship with customers. We believe that these skills will help our sole officer and director run the Company’s business. The responsibilities of our sole officer and director were updating and billing client premium statements, providing customer service for clients and carrier representatives, analyzing enrollments to determine proper eligibility according to the client's eligibility rules, balancing monthly billing statements for existing clients after changes are entered into billing system and make adjustments as necessary to the statements and related responsibilities.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company's Bylaws provide that the Board of Directors will consist of a minimum of one member. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, and she does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist, which in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us with regard to our director's business and personal activities and relationships as they may relate to our management and us.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

We have no employees as of the date of this prospectus. Our sole officer and director, Iryna Kologrim, is an independent contractor to the Company and currently devotes approximately from 10 to 20 hours per week to company matters.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is a start-up stage company and has only one director, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our board of directors. Nevertheless, every effort will be made to ensure that the views of stockholders are heard by the board of directors, and that appropriate responses are provided to stockholders in a timely manner. During the upcoming year, our board of directors will continue to monitor whether it would be appropriate to adopt such a process.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal 2016 and 2017:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Iryna Kologrim	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Iryna Kologrim	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Our sole officer and director has not received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to any officer or any member of our board of directors.

STOCK OPTION GRANTS

We had no outstanding equity awards as of July 31, 2017. The following table sets forth certain information concerning outstanding stock awards held by our officers and our directors as of July 31, 2017:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options ($) Exercisable	Number of Securities Underlying Unexercised Options ($) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options ($)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Iryna Kologrim	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of July 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Iryna Kologrim	-0-	-0-	-0-	-0-	-0-	-0-	-0-

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of the date of this prospectus, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using «beneficial ownership» concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,275,000 shares of our common stock issued and outstanding as of the date of this report. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Iryna Kologrim (2)	2,000,000	87.9%
	str. Vizantiou 28, Strovolos, Lefkosia, Cyprus, 2006

Item 13. Certain Relationships and Related Transactions

Mrs. Kologrim is considered to be a promoter, and currently is the only promoter, of Clancy Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

On July 25, 2016, we offered and sold 2,000,000 shares of common stock to Iryna Kologrim, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director, at a purchase price of $0.001 per share, for aggregate proceeds of $2,000.

As of  April 15, 2016, The  director  and  sole  officer  of  Clancy  Corp.  Iryna  Kologrim  confirms  in  verbal agreement  to  grant  a  loan to  Clancy  Corp.  if  company  needs  funds  for  its  operation  and payment of liabilities in the amount of forty thousand (40,000) US dollars. The loan amount has no interest and should be considered unsafe without a maturity date. As of July 31, 2017, Iryna Kologrim has loaned us $11,059. The loan does not have any term, carries no interest and is not secured.

Item 14. Principal Accountant Fees and Services

During fiscal year ended July 31, 2017, we incurred approximately $5,350 in fees to our principal independent accountants for professional services rendered in connection with the audit of our July 31, 2016 financial statements and for the reviews of our financial statements for the quarters ended October 31, 2016, January 31, 2017, and April 30, 2017.

PART IV

Item 15. Exhibits

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

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has authorized this registration statement to be signed on its behalf by the undersigned, in Strovolos, Lefkosia Cyprus, on the October 31, 2017.

CLANCY CORP.
(Registrant)
By: /s/ Iryna Kologrim
Name: Iryna Kologrim
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (Principal executive officer and principal financial officer and principal accounting officer)