Form 10-Q
period 2017-10-31
Clancy Corp
filed 2017-12-13
CIK 1681769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Emerging growth company 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,030,250 common shares issued and outstanding as of October 31, 2017.

CLANCY CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of October 31, 2017 (Unaudited) and July 31, 2017 Interim Unaudited Statement of Operations for the three months ended October 31, 2017 and 2016	4 5

	Interim Unaudited Statement of Cash Flows for the three months ended October 31, 2017 and 2016	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Securities Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

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

CLANCY CORP.

BALANCE SHEET

AS OF OCTOBER 31, 2017

(UNAUDITED)

ASSETS	October 31, 2017	July 31, 2017 (Audited)
Current Assets
Cash and cash equivalents	$17,272	3,491
Prepaid expenses	8,713	4,753
Inventory	4,318	2,748
Total Current Assets	$30,303	10,992
Fixed Assets	1,197	1,337
Equipment, net
Other fixed assets, net	9,266	9,967
Total Fixed Assets	$10,463	11,304

Total Assets	$40,766	22,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loans	11,059	11,059
Total Current Liabilities	$11,059	11,059

Total Liabilities	$11,059	11,059

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,030,250 and 2,275,000 shares issued and outstanding	43,197	13,000
Income (deficit) accumulated during the development stage	(13,490)	(1,763)
Total Stockholder’s Equity	$29,707	11,237

Total Liabilities and Stockholder’s Equity	$40,766	22,296

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENT OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2017 AND 2016

(UNAUDITED)

	Three months ended October 31, 2017	Three months ended October 31, 2016

OPERATING EXPENSES
General and Administrative Expenses	11,728	6,176
TOTAL OPERATING EXPENSES	(11,728)	(6,176)

NET INCOME (LOSS) FROM OPERATIONS	(11,728)	(6,176)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(11,728)	(6,176)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,275,000	2,000,000

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENT OF CASH FLOWS

NINE MONTHS ENDED OCTOBER 31, 2017 AND 2016

(UNAUDITED)

	Three months ended October 31, 2017	Three months ended October 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(11,728)	$(6,176)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in Prepaid expenses	(3,960)	(693)
Increase in Inventory	(1,570)	(916)
Depreciation	842	30
CASH FLOWS USED IN OPERATING ACTIVITIES	(16,415)	(7,755)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	-	(1,084)
CASH FLOWS USED INVESTING ACTIVITIES	-	(1,084)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans	-	10,331
Capital Stock	30,197	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	30,197	10,331

NET INCREASE IN CASH	13,781	1,492

Cash, beginning of period	3,491	1,527

Cash, end of period	$17,272	$3,019

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2017

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues for the three months ended October 31, 2017.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $17,272 of cash as of October 31, 2017.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $8,713 in prepaid rent as of October 31, 2017.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $4,318 in inventory as of October 31, 2017.

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2017

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of October 31, 2017 were no differences between our comprehensive loss and net loss.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

As of October 31, 2017, we know of no material, existing or pending legal proceedings against our neither company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or affiliates, or many registered or beneficial shareholders, is an adverse patty or has a material interest adverse to our interest.

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2017

NOTE 5 – LOAN FROM DIRECTOR

As of October 31, 2017, our sole director has loaned to the Company $11,059. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $11,059 as of October 31, 2017.

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

In August 2017, the Company issued 96,500 shares of common stock for cash proceeds of $3,860 at $0.04 per share.

In September 2017, the Company issued 233,750 shares of common stock for cash proceeds of $9,350 at $0.04 per share.

In October 2017, the Company issued 425,000 shares of common stock for cash proceeds of $17,000 at $0.04 per share.

There were 3,030,250 shares of common stock issued and outstanding as of October 31, 2017.

NOTE 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at October 31, 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at October 31, 2017. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at October 31, 2017 was approximately $4,587. The net change in valuation allowance during the three months ended October 31, 2017 was $3,988. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2017.  All tax years since inception remains open for examination by taxing authorities.

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2017

NOTE 7 – INCOME TAXES (CONTUNUED)

The Company has a net operating loss carryforward for tax purposes totaling approximately $13,490 at October 31, 2017, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of October 31, 2017	As of July31, 2017
Non-current deferred tax assets:
Net operating loss carryforward	$(13,490)	(1,763)
Stock based compensation	$-	-
Inventory obsolescence	$-	-
Accrued officer compensation	$-	-

Total deferred tax assets	$(4,587)	(599)
Valuation allowance	$4,587	599
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the three months ended October 31, 2017 as follows:

	Three months ended October 31, 2017	Three months ended October 31, 2016
Computed "expected" tax expense (benefit)	$(3,988)	(2,100)
Penalties and fines and meals and entertainment	$-	-
Accrued officer compensation	$-	-
Change in valuation allowance	$3,988	2,100
Actual tax expense (benefit)	$-	-

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2017 to the date these financial statements were issued, December 13, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

IN GENERAL

We were incorporated on March 22, 2016 in the State of Nevada. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have made purchase of equipment and we rent our office in Cyprus. By condition of the Lease Agreement we shall pay to Landlord monthly rent fee of $300 per month. We have not had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

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

FACILITIES

We currently rent our physical property in Cyprus: our office. Our current business address is str. Vizantiou 28, Strovolos, Lefkosia, Cyprus, 2006. Our telephone number is +35722000341. This location serves as our primary office for planning and implementing our business plan. Since November 1, 2017 we have rented additional property, which is going to be used as representative office.

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

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2017, our total assets were $40,766. Total assets were comprised of $30,303 in current assets and $10,463 in fixed assets.

As at October 31, 2017, our current liabilities were $11,059 and Stockholders’ equity was $29,707.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended October 31, 2017 net cash flows used in operating activities was negative $16,415.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended October 31, 2017 we have generated no cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended October 31, 2017 net cash flows used in financing activities was $30,197.

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

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has authorized this registration statement to be signed on its behalf by the undersigned, in Strovolos, Lefkosia Cyprus, on the December 13, 2017.

CLANCY CORP.
(Registrant)
By: /s/ Iryna Kologrim
Name: Iryna Kologrim
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (Principal executive officer and principal financial officer and principal accounting officer)