Form 10-Q
period 2018-04-30
Clancy Corp
filed 2018-05-31
CIK 1681769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2018

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,105,250 common shares issued and outstanding as of April 30, 2018.

CLANCY CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of April 30, 2018 (Unaudited) and July 31, 2017 Interim Unaudited Statement of Operations for the nine months ended April 30, 2018 and 2017	4 5

	Interim Unaudited Statement of Cash Flows for the nine months ended April 30, 2018 and 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

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

CLANCY CORP.

BALANCE SHEET

AS OF APRIL 30, 2018

(UNAUDITED)

ASSETS	April 30, 2018	July 31, 2017 (Audited)
Current Assets
Cash and cash equivalents	$2,285	3,491
Prepaid expenses	3,673	4,753
Inventory	3,823	2,748
Total Current Assets	$9,781	10,992
Fixed Assets	915	1,337
Equipment, net
Other fixed assets, net	7,863	9,967
Total Fixed Assets	$8,778	11,304

Total Assets	$18,559	22,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	6,000	-
Loans	11,059	11,059
Total Current Liabilities	$17,059	11,059

Total Liabilities	$17,059	11,059

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,105,250 and 2,275,000 shares issued and outstanding	46,197	13,000
Income (deficit) accumulated during the development stage	(44,697)	(1,763)
Total Stockholder’s Equity	$1,500	11,237

Total Liabilities and Stockholder’s Equity	$18,559	22,296

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENT OF OPERATIONS

SIX MONTHS ENDED APRIL 30, 2018 AND 2017

(UNAUDITED)

	Nine months ended April 30, 2018	Nine months ended April 30, 2017

REVENUES	$14,308	13,020
Cost of Goods Sold	495	505
Gross Profit	13,813	12,515

OPERATING EXPENSES
General and Administrative Expenses	56,747	13,747
TOTAL OPERATING EXPENSES	(56,747)	(13,747)

NET INCOME (LOSS) FROM OPERATIONS	(42,934)	(1,232)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(42,934)	(1,232)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,898,013	2,000,000

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENT OF CASH FLOWS

NINE MONTHS ENDED APRIL 30, 2018 AND 2017

(UNAUDITED)

	Nine months ended April 30, 2018	Nine months ended April 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (42,934)	$ (1,232)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease/Increase in Prepaid expenses	1,080	(2,653)
Increase in Inventory	(1,075)	(3,046)
Increase in Customer Deposits	-	7,000
Increase in Accounts Payable	6,000	-
Depreciation	2,526	210
CASH FLOWS USED IN OPERATING ACTIVITIES	(34,403)	279

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	-	(1,689)
CASH FLOWS USED INVESTING ACTIVITIES	-	(1,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans	-	10,331
Capital Stock	33,197	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	33,197	10,331

NET INCREASE IN CASH	(1,206)	8,921

Cash, beginning of period	3,491	1,527

Cash, end of period	$ 2,285	$ 10,448

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

APRIL 30, 2018

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $14,308 revenues for the nine months ended April 30, 2018.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,285 of cash as of April 30, 2018.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $3,673 in prepaid rent as of April 30, 2018.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $3,823 in inventory as of April 30, 2018.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $6,000 in accounts payable as of April 30, 2018.

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

APRIL 30, 2018

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of April 30, 2018 were no differences between our comprehensive loss and net loss.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

As of April 30, 2018, we know of no material existing or pending legal proceedings against our neither company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or affiliates, or many registered or beneficial shareholders, is an adverse patty or has a material interest adverse to our interest. The company has involved itself into a lease hold agreement to lease a property and is planning to open a shop as soon as the renovation is over. The increase in operating costs is due to the renovation made to the leasehold property.

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

APRIL 30, 2018

NOTE 5 – LOAN FROM DIRECTOR

As of April 30, 2018, our sole director has loaned to the Company $11,059. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $11,059 as of April 30, 2018.

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

There were 3,105,250 shares of common stock issued and outstanding as of April 30, 2018.

NOTE 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at April 30, 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at April 30, 2018. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at April 30, 2018 was approximately $9,386. The net change in valuation allowance during the nine months ended April 30, 2018 was $9,016. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2018.  All tax years since inception remains open for examination by taxing authorities.

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

APRIL 30, 2018

NOTE 7 – INCOME TAXES (CONTUNUED)

The Company has a net operating loss carry forward for tax purposes totaling approximately $44,697 at April 30, 2018, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of April 30, 2018	As of July31, 2017
Non-current deferred tax assets:
Net operating loss carry forward	$(44,697)	(1,763)
Stock based compensation	$-	-
Inventory obsolescence	$-	-
Accrued officer compensation	$-	-

Total deferred tax assets	$(9,386)	(599)
Valuation allowance	$9,386	599
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months ended April 30, 2018 as follows:

	Nine months ended April 30, 2018	Nine months ended April 30, 2017
Computed "expected" tax expense (benefit)	$(9,016)	(419)
Penalties and fines and meals and entertainment	$-	-
Accrued officer compensation	$-	-
Change in valuation allowance	$9,016	419
Actual tax expense (benefit)	$-	-

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2018 to the date these financial statements were issued, May 31, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2018, our total assets were $18,559. Total assets were comprised of $9,781 in current assets and $8,778 in fixed assets.

As at April 30, 2018, our current liabilities were $17,059 and Stockholders’ equity was $1,500.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended April 30, 2018 net cash flows used in operating activities was negative $34,403.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended April 30, 2018 we have generated no cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended April 30, 2018 net cash flows used in financing activities was $33,197.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of nine months ended April 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and has authorized this registration statement to be signed on its behalf by the undersigned, in Strovolos, Lefkosia Cyprus, on the May 31, 2018.

CLANCY CORP.
(Registrant)
By: /s/ Iryna Kologrim
Name: Iryna Kologrim
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (Principal executive officer and principal financial officer and principal accounting officer)