Form 10-K
period 2018-07-31
Clancy Corp
filed 2018-10-17
CIK 1681769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes o       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,105,250 common shares issued and outstanding as of July 31, 2018.

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

As of July 31, 2018, no shares of our common stock have traded

Number of Holders

As of July 31, 2018, the 3,105,250 issued and outstanding shares of common stock were held by a total of 39 shareholder of record.

Dividends

o cash dividends were paid on our shares of common stock during the fiscal year ended July 31, 2018and 2017.

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

There were 3,105,250 shares of common stock issued and outstanding as of July 31, 2018.

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

Results of Operations for the year ended July 31, 2018 and July 31, 2017:

Revenue and cost of goods sold

For the year ended July 31, 2018 and July 31, 2017 the Company generated total revenue of $14,308 and $20,020 from selling products to the customer. The cost of goods sold for the year ended July 31, 2018 and July 31, 2017 was $495 and $804, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the year ended July 31, 2018 and July 31, 2017 were $61,518 and $19,778. The operating expenses for the year ended July 31, 2018 included bank charges of $1,509; computer and internet expenses of $3,075; depreciation expense of $3,369; business filing expenses of $650; professional fees of $14,458; audit fees of $7,220; legal fees of $2,000; rent expense of $8,460; repairs and maintenance of $19,626; utilities of $1,151. The operating expenses for the year ended July 31, 2017 included bank charges of $1,337; foreign exchange loss of $153; computer and internet expenses of $280; depreciation expense of $663; audit fees of $5,350; legal fees of $4,427; rent expense of $3,300.

Net Loss

The net loss for the year ended July 31, 2018 and July 31, 2017 was $47,705 and $562 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended July 31, 2018, the Company had cash of $876 ($3,491 as of July 31, 2017). Furthermore, the Company had a working capital deficit of $11,211 (of $67 as of July 31, 2017). The increase in working capital is attributed to sale of stock.

During the  year ended July 31, 2018, the Company used $35,812 of cash in operating activities due to its net loss and decrease in prepaid expenses of $3,600, increase in inventory of $1,071, increase in accounts payable of $6,000 and depreciation of $3,368.

During the year ended July 31, 2018 the Company used no cash in investing activities.

During the year ended July 31, 2018, the Company generated $33,197 of cash in financing activities.

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

Item 8. Financial Statements and Supplementary Data

CLANCY CORP.

FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2018 AND JULY 31, 2017

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To,

The Board of Directors and Shareholders,

Clancy Corp.

State of Nevada,

USA

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Clancy Corp. (“the Company”) as of July 31, 2018 and as of July 31, 2017 together with the related statements of operations, changes in shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a negative working capital, and has not yet received significant revenue from sales to cover its operating costs, and has incurred significant losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

For Bharat Parikh & Associates

Chartered Accountants

/s/ CA  Bharat Parikh

CA Bharat Parikh

(Senior Managing Partner)

We have served as the Company’s auditor since 2016

Place: - HQ, Vadodara, GJ, India

Date: - 10/13/2018

CLANCY CORP.

BALANCE SHEET

AS OF JULY 31, 2018 AND JULY 31, 2017

(AUDITED)

ASSETS	July 31, 2018	July 31, 2017
Current Assets
Cash and cash equivalents	$876	3,491
Prepaid expenses	1,153	4,753
Inventory	3,819	2,748
Total Current Assets	$5,848	10,992
Fixed Assets	774	1,337
Equipment, net
Other fixed assets, net	7,162	9,967
Total Fixed Assets	$7,936	11,304

Total Assets	$13,784	22,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	6,000	-
Loans	11,059	11,059
Total Current Liabilities	$17,059	11,059

Total Liabilities	$17,059	11,059

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,105,250 and 2,275,000 shares issued and outstanding	46,197	13,000
Income (deficit) accumulated during the development stage	(49,472)	(1,763)
Total Stockholder’s Equity (Deficit)	$(3,275)	11,237

Total Liabilities and Stockholder’s Equity	$13,784	22,296

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENT OF OPERATIONS

YEARS ENDED JULY 31, 2018 AND JULY 31, 2017

(AUDITED)

	Year ended July 31, 2018	Year ended July 31, 2017

REVENUES	$14,308	20,020
Cost of Goods Sold	495	804
Gross Profit	13,813	19,216

OPERATING EXPENSES
General and Administrative Expenses	61,522	19,778
TOTAL OPERATING EXPENSES	(61,522)	(19,778)

NET LOSS FROM OPERATIONS	(47,709)	(562)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(47,709)	(562)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,950,248	2,060,339

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

YEARS ENDED JULY 31, 2018 AND JULY 31, 2017

(AUDITED)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit/Equity

Balance, July 31, 2016	2,000,000	$2,000	$-	$(1,201)	$799
Shares issued for cash	275,000	11,000	-	-	11,000

Net loss for the period ended July 31, 2017	-	-	-	(562)	(562)

Balance, July 31, 2017	2,275,000	$13,000	$-	$(1,763)	$11,237
Shares issued for cash	830,250	33,197	-	-	33,197

Net loss for the period ended July 31, 2018	-	-	-	(47,709)	(47,709)

Balance, July 31, 2018	3,105,250	$46,197	$-	$(49,472)	$(3,275)

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENT OF CASH FLOWS

YEARS ENDED JULY 31, 2018 AND JULY 31, 2017

(AUDITED)

	Year ended July 31, 2018	Year ended July 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(47,709)	$(562)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease/Increase in Prepaid expenses	3,600	(4,753)
Increase in Inventory	(1,071)	(2,747)
Increase in Accounts payable	6,000	-
Depreciation	3,368	662
CASH FLOWS USED IN OPERATING ACTIVITIES	(35,812)	(7,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	-	(1,688)
Other fixed assets	-	(10,279)
CASH FLOWS USED INVESTING ACTIVITIES	-	(11,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans	-	10,331
Capital stock	33,197	11,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	33,197	21,331

NET INCREASE IN CASH	(2,615)	1,964

Cash, beginning of period	3,491	1,527

Cash, end of period	$876	$3,491

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

CLANCY CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

JULY 31, 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Clancy Corp. (“the Company”, “we”, “us” or “our”) was incorporated on March 22, 2016 under the laws of the State of Nevada, USA for the purpose of production handcrafted soap. The soap itself will be organic and environment friendly. The Company also has a database of different kind ingredients for soap production, which gives the company an opportunity to expand variety offered products.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $14,308 of revenues for the year ended July 31, 2018.  The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The management plans to use high quality raw materials in their manufacturing process to increase the quality of the product and to increase the market share accordingly.

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

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  the  original  maturities  of  three  months  or  less  to be cash equivalents. The Company had $876 of cash as of July 31, 2018.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $1,153 in prepaid rent as of July 31, 2018.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $3,819 in inventory as of July 31, 2018.

CLANCY CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

JULY 31, 2018

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of July 31, 2018 were no differences between our comprehensive loss and net loss.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

As of July 31, 2018, we know of no material, existing or pending legal proceedings against our neither company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or affiliates, or many registered or beneficial shareholders, is an adverse patty or has a material interest adverse to our interest.

CLANCY CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

JULY 31, 2018

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one year rental agreement for a $300 monthly fee, starting on September 1, 2016. Leased Premise with the area of 40 square meters is located at str. Vizantiou 28, Strovolos, Lefkosia, Cyprus, 2006. This premise is used as a manufacturing area. On September 1, 2017 the Company extended the lease agreement until September 1, 2018. The Company paid $3,600 for rent as of July 31, 2018 and $3,300 as of July 31, 2017.

On October 19, 2017 the Company has entered into a five year rental agreement for a $540 monthly fee, starting on November 1, 2017. Leased Premise with the area of 74 square meters is located at 8 Stasinou Ave, Lefkosia 1060, Nicosia, Cyprus. This premise will be used as a store for our clients.  The Company paid $4,860 for rent and $19,626.29 for the reconstruction of this premise as of July 31, 2018.

NOTE 5 – LOAN FROM DIRECTOR

As of July 31, 2018, our sole director has loaned to the Company $11,059. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $11,059 as of July 31, 2018.

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

There were 3,105,250 shares of common stock issued and outstanding as of July 31, 2018.

NOTE 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at July 31, 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at July 31, 2018. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

CLANCY CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

JULY 31, 2018

The valuation allowance at July 31, 2018 was approximately $10,389. The net change in valuation allowance during the year ended July 31, 2018 was $10,019. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2018.  All tax years since inception remains open for examination by taxing authorities.

The Company has a net operating loss carryforward for tax purposes totaling approximately $49,472 at July 31, 2018, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of July 31, 2018	As of July31, 2017
Non-current deferred tax assets:
Net operating loss carryforward	$(49,472)	(599)
Stock based compensation	$-	-
Inventory obsolescence	$-	-
Accrued officer compensation	$-	-
Total deferred tax assets	$(49,472)	(599)
Valuation allowance	$49,472	599
Net deferred tax assets	$-	-

NOTE 7 – INCOME TAXES (CONTUNUED)

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended July 31, 2018 as follows:

	Year ended July 31, 2018	Year ended July 31, 2017
Computed "expected" tax expense (benefit)	$(10,019)	(191)
Penalties and fines and meals and entertainment	$-	-
Accrued officer compensation	$-	-
Change in valuation allowance	$10,019	191
Actual tax expense (benefit)	$-	-

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to July 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance process.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Managements’ Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.      We did not maintain appropriate cash controls – As of July 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.      We did not implement appropriate information technology controls – As at July 31, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal 2018 and 2017:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Iryna Kologrim	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Iryna Kologrim	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Our sole officer and director has not received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to any officer or any member of our board of directors.

STOCK OPTION GRANTS

We had no outstanding equity awards as of July 31, 2018. The following table sets forth certain information concerning outstanding stock awards held by our officers and our directors as of July 31, 2018:

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

The following table sets forth director compensation as of July 31, 2018:

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

The percentages below are calculated based on 3,105,250 shares of our common stock issued and outstanding as of the date of this report. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Iryna Kologrim (2)	2,000,000	64,4%
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

As of  April 15, 2016, The  director  and  sole  officer  of  Clancy  Corp.  Iryna  Kologrim  confirms  in  verbal agreement  to  grant  a  loan to  Clancy  Corp.  if  company  needs  funds  for  its  operation  and payment of liabilities in the amount of forty thousand (40,000) US dollars. The loan amount has no interest and should be considered unsafe without a maturity date. As of July 31, 2018, Iryna Kologrim has loaned us $11,059. The loan does not have any term, carries no interest and is not secured.

Item 14. Principal Accountant Fees and Services

During fiscal year ended July 31, 2018, we incurred approximately $7,220 in fees to our principal independent  accountants for professional services rendered in connection with the audit of our July 31, 2017 financial statements and for the reviews of our financial statements for the quarters ended October 31, 2017, January 31, 2018, and April 30, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, in Strovolos, Lefkosia Cyprus, on the October 17, 2018.

CLANCY CORP.
(Registrant)
By: /s/ Iryna Kologrim
Name: Iryna Kologrim
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (Principal executive officer and principal financial officer and principal accounting officer)