Form 10-Q
period 2018-10-31
Clancy Corp
filed 2018-12-03
CIK 1681769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2018

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,105,250 common shares issued and outstanding as of October 31, 2018.

CLANCY CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of October 31, 2018 (Unaudited) and July 31, 2018 Interim Unaudited Statement of Operations for the three months ended October 31, 2018 and 2017	4 5

	Interim Unaudited Statement of Cash Flows for the three months ended October 31, 2018 and 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Securities Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

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

CLANCY CORP.

BALANCE SHEET

AS OF OCTOBER 31, 2018

(UNAUDITED)

ASSETS	October 31, 2018	July 31, 2018
Current Assets
Cash and cash equivalents	$255	876
Prepaid expenses	253	1,153
Inventory	3,823	3,819
Total Current Assets	$4,331	5,848
Fixed Assets	634	774
Equipment, net
Other fixed assets, net	6,460	7,162
Total Fixed Assets	$7,094	7,936

Total Assets	$11,425	13,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	7,620	6,000
Loans	18,859	11,059
Total Current Liabilities	$26,479	17,059

Total Liabilities	$26,479	17,059

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,105,250 and 3,105,250 shares issued and outstanding	46,197	46,197
Income (deficit) accumulated during the development stage	(61,251)	(49,472)
Total Stockholder’s Equity (Deficit)	$(15,054)	(3,275)

Total Liabilities and Stockholder’s Equity	$11,425	13,784

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENT OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2018 AND 2017

(UNAUDITED)

	Three months ended October 31, 2018	Three months ended October 31, 2017

OPERATING EXPENSES
General and Administrative Expenses	11,783	11,728
TOTAL OPERATING EXPENSES	(11,783)	(11,728)

NET INCOME (LOSS) FROM OPERATIONS	(11,783)	(11,728)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(11,783)	(11,728)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,105,250	2,275,000

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENT OF CASH FLOWS

THREE MONTHS ENDED OCTOBER 31, 2018 AND 2017

(UNAUDITED)

	Three months ended October 31, 2018	Three months ended October 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (11,783)	$ (11,728)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase/Decrease in Prepaid expenses	900	(3,960)
Increase in Inventory	-	(1,570)
Increase in Accounts Payable	1,620	-
Depreciation	842	842
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,421)	(16,415)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans	7,800	-
Capital Stock	-	30,197
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	7,800	30,197

NET INCREASE/DECREASE IN CASH	(621)	13,781

Cash, beginning of period	876	3,491

Cash, end of period	$ 255	$ 17,272

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2018

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues for the three months ended October 31, 2018.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $255 of cash as of October 31, 2018.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $253 in prepaid rent as of October 31, 2018.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. The Company establishes capitalization policy of its assets based on dollar amount that are more than $1,000 in value or if it’s estimated useful life exceeds one year. We estimate that the useful life of our equipment is 3 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $3,823 in inventory as of October 31, 2018.

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2018

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

Revenue Recognition

The Company will recognize revenue in accordance with ASC 606, Revenue from Contracts. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of October 31, 2018 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2018

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

As of October 31, 2018, we know of no material, existing or pending legal proceedings against our neither company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or affiliates, or many registered or beneficial shareholders, is an adverse patty or has a material interest adverse to our interest.

The Company has entered into a one year rental agreement for a $300 monthly fee, starting on September 1, 2016. Leased Premise with the area of 40 square meters is located at str. Vizantiou 28, Strovolos, Lefkosia, Cyprus, 2006. This premise is used as a manufacturing area. On September 1, 2017 the Company extended the lease agreement until September 1, 2018. The Company paid $900 for rent for the three months ended October 31, 2018.

On October 19, 2017 the Company has entered into a five year rental agreement for a $540 monthly fee, starting on November 1, 2017. Leased Premise with the area of 74 square meters is located at 8 Stasinou Ave, Lefkosia 1060, Nicosia, Cyprus. This premise will be used as a store for our clients.  The Company paid $1,620 for rent for the three months ended October 31, 2018.

NOTE 5 – LOAN FROM DIRECTOR

As of October 31, 2018, our sole director has loaned to the Company $18,859. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $18,859 as of October 31, 2018.

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

There were 3,105,250 shares of common stock issued and outstanding as of October 31, 2018.

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2018

NOTE 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at October 31, 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at October 31, 2018. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at October 31, 2018 was approximately $12,863. The net change in valuation allowance during the three months ended October 31, 2018 was $2,474. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2018.  All tax years since inception remains open for examination by taxing authorities.

The Company has a net operating loss carryforward for tax purposes totaling approximately $61,251 at October 31, 2018, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of October 31, 2018	As of July31, 2018
Non-current deferred tax assets:
Net operating loss carryforward	$(61,251)	(49,472)
Stock based compensation	$-	-
Inventory obsolescence	$-	-
Accrued officer compensation	$-	-

Total deferred tax assets	$(12,863)	(49,472)
Valuation allowance	$12,863	49,472
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% (34% for 2017) differs from the expected tax benefit for the three months ended October 31, 2018 as follows:

	Three months ended October 31, 2018	Three months ended October 31, 2017
Computed "expected" tax expense (benefit)	$(2,474)	(3,988)
Penalties and fines and meals and entertainment	$-	-
Accrued officer compensation	$-	-
Change in valuation allowance	$2,474	3,988
Actual tax expense (benefit)	$-	-

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2018

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2018 to the date these financial statements were issued, November 30, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees as of the date of this report. Our sole officer and director, Iryna Kologrim, is an independent contractor to the Company and currently devotes approximately from 10 to 20 hours per week to company matters. After receiving funding, Iryna Kologrim plans to devote as much time to the operation of the Company as she determines is necessary for her to manage the affairs of the Company. As our business and operations increase, we will assess the need for full time management and administrative support personnel.

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

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2018, our total assets were $11,425. Total assets were comprised of $4,331 in current assets and $7,094 in fixed assets.

As at October 31, 2018, our current liabilities were $26,479 and Stockholders’ deficit was $15,054.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended October 31, 2018 net cash flows used in operating activities was negative $8,421.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended October 31, 2018 we have generated no cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended October 31, 2018 net cash flows used in financing activities was $7,800.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, in Strovolos, Lefkosia Cyprus, on the December 3, 2018.

CLANCY CORP.
(Registrant)
By /s/ Iryna Kologrim
Name: Iryna Kologrim
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (Principal executive officer and principal financial officer and principal accounting officer)