Form 10-Q
period 2019-01-31
Clancy Corp
filed 2019-02-20
CIK 1681769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2019

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,105,250 common shares issued and outstanding as of January 31, 2019.

CLANCY CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of January 31, 2019 (Unaudited) and July 31, 2018 Interim Unaudited Statement of Operations for the three and six months ended January 31, 2019 and 2018	4 5

	Interim Unaudited Statement of Cash Flows for the three and six months ended January 31, 2019 and 2018	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

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

CLANCY CORP.

BALANCE SHEET

AS OF JANUARY 31, 2019

(UNAUDITED)

ASSETS	January 31, 2019	July 31, 2018
Current Assets
Cash and cash equivalents	$223	876
Prepaid expenses	-	1,153
Inventory	3,382	3,819
Total Current Assets	$3,605	5,848
Fixed Assets	493	774
Equipment, net
Other fixed assets, net	5,759	7,162
Total Fixed Assets	$6,252	7,936

Total Assets	$9,857	13,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	99	6,000
Loans	19,759	11,059
Total Current Liabilities	$19,858	17,059

Total Liabilities	$19,858	17,059

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,105,250 and 3,105,250 shares issued and outstanding	46,197	46,197
Income (deficit) accumulated during the development stage	(56,198)	(49,472)
Total Stockholder’s Equity (Deficit)	$(10,001)	(3,275)

Total Liabilities and Stockholder’s Equity	$9,857	13,784

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENT OF OPERATIONS

THREE AND SIX MONTHS ENDED JANUARY 31, 2019 AND 2018

(UNAUDITED)

	Three months ended January 31, 2019	Six months ended January 31, 2019	Three months ended January 31, 2018	Six months ended January 31, 2018

REVENUE0S	$ 11,050	$ 11,050	$ 1,500	$ 1,500
Cost of Goods Sold	441	441	71	71
Gross Profit	10,609	10,609	1,429	1,429

OPERATING EXPENSES
General and Administrative Expenses	5,556	17,339	24,277	36,005
TOTAL OPERATING EXPENSES	(5,556)	(17,339)	(24,277)	(36,005)

NET INCOME (LOSS) FROM OPERATIONS	5,053	(6,730)	(22,848)	(34,576)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$ 5,053	$ (6,730)	$ (22,848)	$ (34,576)

NET LOSS PER SHARE: BASIC AND DILUTED	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,105,250	3,105,250	3,105,250	2,297,773

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENT OF CASH FLOWS

THREE AND SIX MONTHS ENDED JANUARY 31, 2019 AND 2018

(UNAUDITED)

	Three months ended January 31, 2019	Six months ended January 31, 2019	Three months ended January 31, 2018	Six months ended January 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ 5,053	$ (6,730)	$ (22,848)	$ (34,576)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Prepaid expenses	253	1,153	2,520	(1,440)
Inventory	441	441	71	(1,499)
Accounts Payable	(7,521)	(5,901)	-	-
Depreciation	842	1,684	842	1,684
CASH FLOWS USED IN OPERATING ACTIVITIES	(932)	(9,353)	(19,415)	(35,831)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans	900	8,700	-	-
Capital Stock	-	-	3,000	33,197
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	900	8,700	3,000	33,197

NET INCREASE/DECREASE IN CASH	(32)	(653)	(16,415)	(2,634)

Cash, beginning of period	255	876	17,272	3,491

Cash, end of period	$ 223	$ 223	$ 857	$ 857

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2019

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Clancy Corp. (“the Company”, “we”, “us” or “our”) was incorporated on March 22, 2016 under the laws of the State of Nevada, USA for the purpose of production handcrafted soap. The soap is 100% organic and environment friendly. The Company also has a database of different kind ingredients for soap production, which gives the company an opportunity to expand variety offered products.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $11,050 revenues for the three months ended January 31, 2019.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $223 of cash as of January 31, 2019.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had no prepaid expenses as of January 31, 2019.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $3,382 in inventory as of January 31, 2019.

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2019

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2019 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2019

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

As of January 31, 2019, we know any material, existing or pending legal proceedings against our company, we are not involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or affiliates, or many registered or beneficial shareholders, is an adverse patty or has a material interest adverse to our interest.

The Company has entered into a one year rental agreement for a $300 monthly fee, starting on September 1, 2016. Leased Premise with the area of 40 square meters is located at str. Vizantiou 28, Strovolos, Lefkosia, Cyprus, 2006. This premise is used as a manufacturing area. The Company extended the lease agreement until September 1, 2019. The Company paid $1,800 for rent for the six months ended January 31, 2019.

On October 19, 2017 the Company has entered into a five year rental agreement for a $540 monthly fee, starting on November 1, 2017. Leased Premise with the area of 74 square meters is located at 8 Stasinou Ave, Lefkosia 1060, Nicosia, Cyprus. This premise will be used as a store for our clients.  The Company paid $3,240 for rent for the six months ended January 31, 2019.

NOTE 5 – LOAN FROM DIRECTOR

As of January 31, 2019, our sole director has loaned to the Company $19,759. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $19,759 as of January 31, 2019.

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

There were 3,105,250 shares of common stock issued and outstanding as of January 31, 2019.

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2019

NOTE 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at January 31, 2019 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at January 31, 2019. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at January 31, 2019 was approximately $11,240. The net change in valuation allowance during the six months ended January 31, 2019 was $1,346. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2019.  All tax years since inception remains open for examination by taxing authorities.

The Company has a net operating loss carryforward for tax purposes totaling approximately $56,198 at January 31, 2019, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of January 31, 2019	As of July31, 2018
Non-current deferred tax assets:
Net operating loss carryforward	$(56,198)	(49,472)
Stock based compensation	$-	-
Inventory obsolescence	$-	-
Accrued officer compensation	$-	-

Total deferred tax assets	$(11,240)	(49,472)
Valuation allowance	$11,240	49,472
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the six months ended January 31, 2019 as follows:

	Six months ended January 31, 2019	Six months ended January 31, 2018
Computed "expected" tax expense (benefit)	$(1,346)	(7,261)
Penalties and fines and meals and entertainment	$-	-
Accrued officer compensation	$-	-
Change in valuation allowance	$1,346	7,261
Actual tax expense (benefit)	$-	-

CLANCY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2019

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2019 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2019, our total assets were $9,857. Total assets were comprised of $3,605 in current assets and $6,252 in fixed assets.

As at January 31, 2019, our current liabilities were $19,858 and Stockholders’ deficit was $10,001.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended January 31, 2019 net cash flows used in operating activities was negative $9,353.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended January 31, 2019 we have generated no cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended January 31, 2019 net cash flows used in financing activities was $8,700.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, in Strovolos, Lefkosia Cyprus, on the February 20, 2019.

CLANCY CORP.
(Registrant)
By: /s/ Iryna Kologrim
Name: Iryna Kologrim
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (Principal executive officer and principal financial officer and principal accounting officer)