Form 10-Q
period 2019-04-30
Clancy Corp
filed 2019-06-13
CIK 1681769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2019

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

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Emerging growth company ☒	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,105,250 common shares issued and outstanding as of June 10, 2019.

CLANCY CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

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

CLANCY CORP.

CONDENSED BALANCE SHEETS

AS OF APRIL 30, 2019

ASSETS	April 30, 2019 (Unaudited)	July 31, 2018
Current Assets
Cash and cash equivalents	$398	$876
Prepaid expenses	-	1,153
Inventory	2,907	3,819
Total Current Assets	3,305	5,848
Fixed Assets	352
Equipment, net		774
Other fixed assets, net	5,057	7,162
Total Fixed Assets	5,409	7,936

Total Assets	$8,714	$13,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$2,619	$6,000
Loans	21,259	11,059
Total Current Liabilities	23,878	17,059

Total Liabilities	23,878	17,059

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,105,250 and 3,105,250 shares issued and outstanding	3,105	3,105
Additional Paid in Capital	43,092	43,092
Accumulated deficit	(61,361)	(49,472)
Total Stockholders’ Equity (Deficit)	(15,164)	(3,275)

Total Liabilities and Stockholders’ Equity	$8,714	$13,784

See accompanying notes to financial statements.

CLANCY CORP.

CONDENSED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED APRIL 30, 2019 AND 2018

(UNAUDITED)

	Three months ended April 30, 2019	Three months ended April 30, 2018	Nine months ended April 30, 2019	Nine months ended April 30, 2018

REVENUE	$ 9,700	$ 12,808	$ 20,750	$ 14,308
Cost of Goods Sold	475	424	916	495
Gross Profit	9,225	12,384	19,834	13,813

OPERATING EXPENSES
General and Administrative Expenses	14,387	20,742	31,723	56,747
TOTAL OPERATING EXPENSES	(14,387)	(20,742)	(31,723)	(56,747)

NET INCOME (LOSS) FROM OPERATIONS	(5,162)	(8,358)	(11,889)	(42,934)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$ (5,162)	$ (8,358)	$ (11,889)	$ (42,934)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,105,250	3,105,250	3,105,250	2,898,013

See accompanying notes to financial statements.

CLANCY CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED APRIL 30, 2019 AND 2018

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit/Equity

Balance, July 31, 2017	2,275,000	$ 275	$ 12,725	$ (1,763)	$ 11,237
Shares issued for cash	830,250	830	30,367	-	33,197

Net loss for the nine months ended April 30, 2018	-	-	-	(42,934)	(42,934)

Balance, April 30, 2018	3,105,250	$3,105	$ 43,092	$ (44,697)	$ 1,500
Shares issued for cash	-	-	-	-	-

Net loss for the three months ended July 31, 2018	-	-	-	(4,775)	(4,775)

Balance, July 31, 2018	3,105,250	$3,105	$ 43,092	$ (49,472)	$ (3,275)
Shares issued for cash	-	-	-	-	-

Net loss for the period ended April 30, 2019	-	-	-	(11,889)	(11,889)

Balance, April 30, 2019	3,105,250	$3,105	$ 43,092	$ (61,361)	$ (15,164)

See accompanying notes to financial statements.

CLANCY CORP.

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED APRIL 30, 2019 AND 2018

(UNAUDITED)

	Nine months ended April 30, 2019	Nine months ended April 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (11,892)	$ (42,934)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Prepaid expenses	1,153	1,080
Inventory	916	(1,075)
Accounts Payable	(3,381)	6,000
Depreciation	2,526	2,526
CASH FLOWS USED IN OPERATING ACTIVITIES	(10,678)	(34,403)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans	10,200	-
Capital Stock	-	33,197
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,200	33,197

NET INCREASE (DECREASE) IN CASH	(478)	(1,206)

Cash, beginning of period	876	3,491

Cash, end of period	$ 398	$ 2,285

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

CLANCY CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2019

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $9,700 revenues for the three months ended April 30, 2019.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, which adds substantial doubt about the Company continuing as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $398 of cash as of April 30, 2019 and $876 as of July 31, 2018.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had no prepaid expenses as of April 30, 2019 and $1,153 as of July 31, 2018.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $2,907 in inventory as of April 30, 2019 and $3,819 as of July 31, 2018.

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

CLANCY CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2019

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of April 30, 2019 were no differences between our comprehensive loss and net loss.

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

CLANCY CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2019

NOTE 4 – EQUIPMENT

	April 30, 2019	July 31, 2018
Equipment	$1,688	1,688
Accumulated Depreciation	$(1,336)	(914)
Net equipment	$352	774
Other Fixed Assets	10,279	10,279
Accumulated Depreciation	$(5,222)	(3,117)
Net Other Fixed Assets	5,057	7,162

For the nine months ended April 30, 2019 and 2018 we recognized depreciation expense in the amount of $2,527 and $2,527 accordingly.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

As of April 30, 2019, we do not know of any material, existing or pending legal proceedings against our company; we are not involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or affiliates, or many registered or beneficial shareholders, is an adverse patty or has a material interest adverse to our interest.

The Company has entered into a one year rental agreement for a $300 monthly fee, starting on September 1, 2016. Leased Premise with the area of 40 square meters is located at str. Vizantiou 28, Strovolos, Lefkosia, Cyprus, 2006. This premise is used as a manufacturing area. The Company extended the lease agreement until September 1, 2019. The Company paid $900 for rent for the three months ended April 30, 2019 and $900 for rent for the three months ended April 30, 2018. The Company paid $2,700 for rent for the nine months ended April 30, 2019 and $2,700 for rent for the nine months ended April 30, 2018.

On October 19, 2017 the Company has entered into a five year rental agreement for a $540 monthly fee, starting on November 1, 2017. Leased Premise with the area of 74 square meters is located at 8 Stasinou Ave, Lefkosia 1060, Nicosia, Cyprus. This premise will be used as a store for our clients.  The Company paid $1,620 for rent for the three months ended April 30, 2019 and $1,620 for rent for the three months ended April 30, 2018. The Company paid $4,860 for rent for the nine months ended April 30, 2019 and $3,240 for rent for the nine months ended April 30, 2018.

NOTE 6 – LOAN FROM DIRECTOR

As of April 30, 2019, our sole director has loaned to the Company $21,259. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $21,259 as of April 30, 2019 and $11,059 as of July 31, 2018.

NOTE 7 – COMMON STOCK

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

There were 3,105,250 shares of common stock issued and outstanding as of April 30, 2019 and 3,105,250 shares as of July 31, 2018.

CLANCY CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2019

NOTE 8– INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at April 30, 2019 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at April 30, 2019. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at April 30, 2019 was approximately $12,886. The net change in valuation allowance during the nine months ended April 30, 2019 was $2,497. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2019.  All tax years since inception remains open for examination by taxing authorities.

The Company has a net operating loss carryforward for tax purposes totaling approximately $61,361 at April 30, 2019, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of April 30, 2019	As of July31, 2018
Non-current deferred tax assets:
Net operating loss carryforward	$(61,361)	(49,472)
Stock based compensation	$-	-
Inventory obsolescence	$-	-
Accrued officer compensation	$-	-

Total deferred tax assets	$(12,886)	(10,389)
Valuation allowance	$12,886	10,389
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months ended April 30, 2019 as follows:

	Nine months ended April 30, 2019	Nine months ended April 30, 2018
Computed "expected" tax expense (benefit)	$(2,497)	(9,016)
Penalties and fines and meals and entertainment	$-	-
Accrued officer compensation	$-	-
Change in valuation allowance	$2,497	9,016
Actual tax expense (benefit)	$-	-

CLANCY CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2019

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2019 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are not a shell company within the meaning of Rule 405, promulgated pursuant to Securities Act, because we do have hard assets and real business operations.

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

Our products are inspired by many growing trends. Most specifically consumers seeking new, intriguing formulations, which promote well-being either through the principles of natural therapy, or simply for the pleasure of natural aromas, which the product will bring. Moreover, there is an increasing awareness among consumers of the benefits in using organic and natural products. Unlike many other companies, our use of natural ingredients will not entail using a small portion of natural ingredients to tout the product as natural. Our products are created to support optimal benefit to the users by containing ingredients that make a difference.  We plan to advertise through handcrafted soap trade shows and marketing campaign at the stores of our future customers, distributors and related. We intend to develop and maintain a database of potential customers who may want to purchase handcrafted soap from us. We will follow up with these clients periodically, send them our new catalogues and offer them special discounts from time to time. In future we plan to print flyers and mail them to potential customers. We intend to use marketing methods, such as web advertisements, direct mailing, and phone calls to acquire potential customers

We intend for our products to have the following characteristics:

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

Cold Process Soap

Cold process soap making is the method most often used by soap makers who make soap from scratch. It is called cold process because no additional heat is added during the soap making process; however the process itself does generate heat.

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

As with cold process soap, the hot process soap is opaque and ranges from white-white to creamy-tan depending on the oils used, although clear soaps can be produced (see Transparent Soap below).

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

Glycerin Soap

Glycerin is a by-product of the chemical reaction of the soap making process. In commercial soaps, the glycerin is typically removed, purified and then sold for other uses including food, cosmetics, various industrial production and explosive manufacturing. The method for removing the glycerin from soap is complex and requires considerable equipment and skill. As a result, all handcrafted soaps made from scratch retain the glycerin (and all its beneficial properties) and so are all technically glycerin soap.

Subsequently, the term glycerin soap is somewhat of a misnomer. Most people using the term glycerin soap are, in fact, referring to transparent soap.

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

A ready-made soap base may be a true soap (made via the chemical reaction referred to above) or could include synthetic detergents as all or a portion of its ingredients.

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

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2019, our total assets were $8,714. Total assets were comprised of $3,305 in current assets and $5,409 in fixed assets.

As at April 30, 2019, our current liabilities were $23,878 and Stockholders’ deficit was $15,164.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended April 30, 2019 net cash flows used in operating activities was $10,678.

For the nine months ended April 30, 2018 net cash flows used in operating activities was negative $34,403.

Such decrease is due to decrease in raw materials and decrease in accounts payable.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended April 30, 2019 we have generated no cash used in investing activities.

For the nine months ended April 30, 2018 we have generated no cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended April 30, 2019 net cash flows used in financing activities was $10,200.

For the nine months ended April 30, 2018 net cash flows used in financing activities was $33,197.

Such decrease is due to issuance of common stock in 2018 and no issuance in 2019, just increase in loan.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, in Strovolos, Lefkosia Cyprus, on the June 13, 2019.

CLANCY CORP.
(Registrant)
By: /s/ Iryna Kologrim
Name: Iryna Kologrim
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (Principal executive officer and principal financial officer and principal accounting officer)