Form 10-K
period 2019-07-31
Clancy Corp
filed 2019-11-14
CIK 1681769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2019

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-213698

CLANCY CORP.

(Exact name of registrant as specified in its charter)

Nevada	30-0944559
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	Identification No.)

2nd Floor, BYD, No. 56, Dongsihuan South Road,

Chaoyang District, Beijing, China 100023

 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: +187-0157-1157

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer,"  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of the last business day of the Issuer’s most recently completed second fiscal quarter, January 31, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $55,262.50.

As of November 6, 2019, there were 3,105,250 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Clancy Corp” in this Annual Report collectively refers to Clancy Corp.

Item 1. Business.

Business Development & Business Overview

Clancy Corp. (the “Company”) was incorporated under the laws of the State of Nevada on March 22, 2016.

        Effective June 28, 2019 (“Effective Date”), a change of control occurred with respect to the Company. Pursuant to the terms of Stock Purchase Agreement, Gaoyang Liu purchased 2,000,000 shares of Company issued and outstanding common stock from Iryna Kologrim, the then sole officer, director, and majority shareholder of the Company. The 2,000,000 shares represented 64.4% of the shares of outstanding common stock of the Company. In connection with the transaction, Mr. Liu became the sole officer and director of the Company and Ms. Kologrim resigned in all capacities with respect to the Company. In addition, as of the Effective Date, the Company assigned all of the assets to Ms. Kologrim and she waived all liabilities, including any outstanding loans, and claims against the Company. In connection with the change of control, the Company ceased its business operation and is now a “shell company” as defined under Rule 405 promulgated under the Securities Act of 1933, as amended (the “Act”). Prior to such time, the Company produced and sold organic soaps.

Current Business and Plan of Operations

Under SEC Rule 405 promulgated under the Act, the Company qualifies as a “shell company,” because it has no or nominal assets and no or nominal operations.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Act for so long as it is subject to those requirements.

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of our management and the Company’s principal shareholders. Current or future management of the Company may decide to hire outside consultants to assist in the investigation and selection of business opportunities, and might pay a finder’s fee, in stock or in cash, as allowed by law. Since the Company has no current plans to use any outside consultants, no criteria or policies have been adopted.

As of the date of this report, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c) Strength and diversity of management, either in place or scheduled for recruitment;

(d) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f) The extent to which the business opportunity can be advanced; and

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. The costs associated with hiring third parties to complete a business combination target may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company and the size and the complexity of the target company. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

We fully anticipate that business opportunities will come to the Company’s attention from various sources. These sources may include, but not be limited to, its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, and others who may present unsolicited proposals. Currently, the Company has no agreements, whether written or oral, with any individual or entity, to act as a finder for the Company.  However, at the present, we contemplate that our majority shareholders or our sole officer and certain of their affiliates may introduce a business combination target to us.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of “penny stocks.” The regulations would affect, and possibly impair, any market that might develop in the Company’s securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the “penny stock” regulations.

The Company believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates who have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Acquisition Structure

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management, board of directors and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company’s existing management and directors may resign and new management and directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, the Company’s current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the principal shareholders. The Company does not intend to supply disclosure to shareholders concerning a target company prior to the consummation of a business combination transaction, unless required by applicable law or regulation.  The Company will file a current report on Form 8-K, as required, within four business days of a business combination which results in the Company ceasing to be a shell company. This Form 8-K will include complete disclosure of the target company, including audited financial statements.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company’s securities may have a depressive effect upon such market.

The present majority stockholder of the Company will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, the Registrant's sole director may resign and one or more new directors may be appointed by our majority stockholder.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management with the consent of our majority stockholder. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms normally found in an agreement of that type.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure such goods and services.

The Company intends to search for a target for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact.  It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities.  Our sole officer and director anticipates that he will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty.  In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officer and director of the Company. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Corporate Information

Our current business office is located at: 2nd Floor, BYD, No. 56, Dongsihuan South Road, Chaoyang District, Beijing, China 100023.

 Investment Company Act and Other Regulations

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940 (the “Investment Act”), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an “investment company,” and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than government securities or securities of majority-owned subsidiaries”) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of “Investment Company.” Consequently, the Company’s participation in a business or opportunity through the purchase and sale of investment securities will be limited.

 The Company’s plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Any securities which the Company might acquire in exchange for its Common Stock are expected to be “restricted securities” within the meaning of the Act. If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Item 1A. Risk Factors

Our plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

You should be aware that there are various risks associated with our business, including the risks discussed below. You should carefully consider these risk factors, as well as the other information contained herein, in evaluating our business and us.

RISKS RELATED TO OUR OPERATIONS, FINANCIAL CONDITION AND BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES. As of July 31, 2019, we had an accumulated deficit of $67,508. We also expect future losses until we are able to generate revenues through a merger with an operating company (for which no assurances can be given). As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended July 31, 2019 and 2018, the accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $20,750 in revenues for the year ended July 31, 2019.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, which adds substantial doubt about the Company continuing as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES. We have no sources of income at this time and no existing cash balances to meet our ongoing operating expenses. We have relied upon affiliates of the Company to make advances to the Company to cover our operating expenditures. There are no assurances that these advances will continue in the future. The failure of these advances to continue in the future may result in our security holders losing their entire investment.

THE ADMINISTRATIVE COSTS OF PUBLIC COMPANY REGULATORY COMPLIANCE COULD BECOME BURDENSOME AND CONSUME A SIGNIFICANT AMOUNT OF OUR CASH RESOURCES WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS. We will incur significant costs and expenses in connection with assuring compliance with all laws, rules and regulations applicable to us as a public company.  We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $30,000 to 50,000 annually.  Our reporting and compliance costs and expenses may increase substantially if we are able to deploy our business model on an international basis, which will add significant cross-border jurisdictional complexity to our regulatory compliance and our accounting controls and procedures.  Our compliance costs and expenses could also increase substantially if we apply for trading of our securities on a national stock exchange which may have listing requirements that engender additional administration and compliance costs.  We have assigned a high priority to establishing and maintaining controls, procedures, corporate compliance and public company reporting; however, there can be no assurance that we will have sufficient cash resources available to satisfy our public company reporting and compliance obligations.  If we are unable to cover the cost of proper administration of our public company compliance and reporting obligations, we could become subject to sanctions, fines and penalties, our stock could be barred from trading in public capital markets and we may have to cease doing business.

WE INTEND TO PURSUE THE ACQUISITION OF AN OPERATING BUSINESS. Our sole strategy is to acquire an operating business. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

SCARCITY OF, AND COMPETITION FOR, BUSINESS OPPORTUNITIES AND COMBINATIONS. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

WE HAVE NOT EXECUTED ANY FORMAL AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND HAVE ESTABLISHED NO STANDARDS FOR BUSINESS COMBINATIONS. We have not executed any formal arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate a business combination on terms favorable, if at all. We have not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

WE MAY BE NEGATIVELY AFFECTED BY ADVERSE GENERAL ECONOMIC CONDITIONS. Current conditions in domestic and global economies are extremely uncertain. Adverse changes may occur as a result of softening global economies, wavering consumer confidence caused by the threat of terrorism and war, and other factors capable of affecting economic conditions. Such changes could have a material adverse effect on our business, financial condition, and results of operations.

BECAUSE OUR PRINCIPAL SHAREHOLDER CONTROLS OUR ACTIVITIES, HE MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO HIMSELF AND NOT TO OTHER SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY. Our principal shareholder owns approximately 70% of our outstanding common stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US. Certain conflicts of interest may exist between our sole officer and director and us. Our sole officer and director has other business interests to which he also must devote his time, resources and attention. Thus, a conflict of interest may arise in the future that may cause our business to fail, including conflicts of interest in allocating his resources, time and attention to our Company and his other business interests.

WE MAY DEPEND UPON OUTSIDE ADVISORS; WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED. To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

RISKS RELATED TO OUR SECURITIES

WE WILL NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL. We will need to raise additional capital to fund our ongoing operations. We have no cash on hand nor any working capital. To secure additional financing, we may need to borrow money or sell more securities.  Under the current circumstances, we may be unable to secure additional financing on favorable terms, if available at all.

OUR NEED FOR CAPITAL WILL CREATE ADDITIONAL RISKS AND CREATE POTENTIAL SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS. As mentioned above, we will need to raise additional capital in the future or rely upon borrowing form the Company’s sole officer and director. Any equity raise will result in additional dilution to existing shareholders, and to the extent that any debt incurred is converted to common stock, the conversion of this debt will cause additional dilution to existing shareholders. This dilution may be substantial. Moreover, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION AND SUBSTANTIAL DILUTION TO STOCKHOLDERS. Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in us issuing securities to stockholders of such private company. The issuance of previously authorized and unissued shares of our common stock would result in reduction in percentage of shares owned by present and prospective stockholders. In addition, any merger or acquisition can be expected to have a significant dilutive effect on the percentage of the shares held our stockholders.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000).

For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of Shares to sell our securities in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

The shares of our common stock may be thinly-traded on OTC-Pink, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price.

OUR STOCK WILL IN ALL LIKELIHOOD BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES. We cannot give you any assurance that a broader or more active public trading market for our shares of Common Stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares of common stock at or near ask prices or at all if you need money or otherwise desire to liquidate your shares of common stock of our Company.

OUR SOLE OFFICER AND DIRECTOR MAY HAVE A CONFLICT OF INTEREST WITH THE MINORITY SHAREHOLDERS AT SOME TIME IN THE FUTURE. SINCE THE MAJORITY OF OUR SHARES OF COMMON STOCK ARE DEEMED TO BE OWNED BY OUR PRESIDENT/CHIEF EXECUTIVE OFFICER AND DIRECTOR, OUR OTHER STOCKHOLDERS MAY NOT BE ABLE TO INFLUENCE CONTROL OF THE COMPANY OR DECISION MAKING BY MANAGEMENT OF THE COMPANY.

An affiliate of our sole officer and director beneficially owns approximately 64.4% of our outstanding common stock. The interests of our officer and director may not be, at all times, the same as that of our other shareholders, he will have the ability to exert complete control over the affairs of the Company. Also, he will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE. All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Act. As restricted Shares, these Shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding Shares so officers, directors and affiliates will be able to sell their Shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of Shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE. Our common stock will be subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTERESTS DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK WHICH COULD BE MATERIALLY ADVERSE TO THE VALUE OF OUR COMMON STOCK. As of July 31, 2019, we had 3,105,250 shares of our common stock issued and outstanding.  We are authorized to issue up to 75,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes, including the satisfaction of outstanding debt to affiliates and others. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

WE MAY BE UNSUCCESSFUL IN FINDING A MERGER THAT CAN BE ACCOMPLISHED WITH POSITIVE LONG-TERM RESULTS. The business of selecting and entering into a merger is fraught with all kinds of issues. For instance, the business may need capital that is never achieved, the management is not capable of carrying the business forward successfully, the business plan is ill conceived, and not executed, or competitive factors cause business failure. There are many other factors in addition to these, as may have been discussed above in “Risk Factors” which could cause our company to fail and the investors capital will be at risk.

FAILURE TO ACHIEVE AND MAINTAIN INTERNAL CONTROLS IN ACCORDANCE WITH SECTIONS 302 AND 404(A) OF THE SARBANES-OXLEY ACT OF 200 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE. If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no charge and management of the Company determined it to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

There are presently no pending legal proceedings to which the Company or any of its property is subject, or any material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities is a party or has a material interest adverse to the Company, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the OTC-Pink Market under the symbol "CCYC." We began trading on OTC Markets in December 2018. The table below sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reflected on the OTC-Pink Market. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Quarterly Period	High	Low
Fiscal year ended July 31, 2020:
First Quarter	2.75	2.75

Fiscal year ended July 31, 2019:
First Quarter	n/a	n/a
Second Quarter	0.05	0.05
Third Quarter	0.05	0.05
Fourth Quarter	5.25	0.05

The OTC-Pink is a quotation system and not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. Any trading has been sporadic and there has been no meaningful trading volume. Any investment in our Company should be considered extremely risky as we are a “shell company,” as defined under the Act, with no business operations and no revenues.

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue 75,000,000 shares of Common Stock. As of September 27, 2019, there were 7 holders of record of the Common Stock.

Preferred Stock:

Our Articles of Incorporation do not allow for the issuance of preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our Common Stock or Preferred Stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

●	discuss our future expectations;
●	contain projections of our future results of operations or of our financial condition; and
●	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Plan of Operations

The Company is a shell company as defined in Rule 504 of the Act. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and

(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $0 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our management has not entered into any agreements with any party regarding a business combination. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

A business combination with a target business will normally involve the transfer to the target business of the majority of our common stock, and the substitution by the target business of its own management and board of directors.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.

Results of Operations

During fiscal year end July 31, 2019, the Company had revenues and gross profit of $20,750 and $19,834, respectively compared with $14,308 and $13,813 in revenues and gross profit, respectively for the July 31, 2018 year end period. As of June 28, 2019, the Company has discontinued its operations with respect to the organic soap business. Going forward, it is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended July 31, 2019, the Company had a net loss from operations of $18,036 comprised of mainly of general and administrative expenses and to a lesser extent depreciation. General and administrative expenses include legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q.

 For the fiscal year ended July 31, 2018, the Company had a net loss from operations of $47,709 comprised of mainly of general and administrative expenses and to a lesser extent depreciation. General and administrative expenses include legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports on Form 10-K and Form 10-Q. The company did not have any transactions involving the transfer of assets or debt settlement for the year ended July 31, 2018.

The reduction of $29,673 in loss from operations for the current annual period is due to a reduced in general and administrative expenses from $58,154 during the year ended July 31, 2018 to $334,502 during the year ended July 31, 2019. This was mainly due to a reduction in repairs and maintenance expense and also a reduction in professional fees.

Liquidity and Capital Resources

As of July 31, 2019, the Company had no assets compared with $13,784 in total assets as of July 31, 2018. The reduction in assets is due to the arrangement with the former sole officer and director and majority shareholder whereby she cancelled and waived all outstanding debt in exchange for an assignment of all of the Company’s assets. The Company’s current liabilities as of July 31, 2019 totaled $1,152. This compares with current liabilities of $17,059 as of July 31, 2018, comprising $6,000 of accounts payable and loans of $11,059 from a related party.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows from operating and financing activities for the years ended July 31, 2019 and 2018:

	Fiscal Year Ended July 31, 2019	Fiscal Year Ended July 31, 2018
Operating Activities	$(14,303)	(35,812)
Financing Activities	$13,427	33,197
Net Change in Cash	$876	$(2,615)

Operating Activities

During the year ended July 31, 2019, the Company had a net loss of $18,036 and after adjusting for decrease in prepaid expenses, decrease in inventory, decrease in accounts payable and depreciation resulted in net cash of $(14,303) being used in operating activities during the year. By comparison, during the year ended July 31, 2018, the Company incurred a net loss of $47,709 which after adjusting for decrease in prepaid expenses, an increase in inventory, an increase in accounts payable and depreciation resulted in $(35,812) being used in operating activities during the period.

Financing Activities

During the year ended July 31, 2019, the Company received $13,427 from advances from the Company’s majority shareholder. By comparison, during the year ended July 31, 2018, the Company received no advances form the Company’s majority shareholder however received $33,197 from advances from the sale of common stock.

Our financial statements reflect the fact that we do not have any revenue to cover expenses. We are at present under-capitalized. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Our auditors have issued a going concern opinion on our financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of July 31, 2019 and $876 as of July 31, 2018. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. For purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had no prepaid expenses as of July 31, 2019 and $1,153 as of July 31, 2018.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in inventory as of July 31, 2019 and $3,819 as of July 31, 2018. In connection with the change of control transaction on June 28, 2019, the Company ceased its business operations and is now a “shell company” as defined under Rule 405 promulgated under the Securities Act of 1933, as amended. It also assigned all assets and liabilities to the then sole officer, director, and majority shareholder of the Company.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of July 31, 2019, were no differences between our comprehensive loss and net loss.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

CLANCY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Clancy Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Clancy Corp. (“the Company”) as of July 31, 2019, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2019. Spokane, Washington

November 13, 2019

Special Note Regarding this Audit Report

The Company has contacted the below auditing firm, Bharat Parikh & Associates (“Former Auditor”),for written consent to use this audit report for fiscal year ended July 31, 2018 to be included in the Company’s Annual Report for Fiscal Year Ended July 31, 2019. As of the date of this filing, the Former Auditor has not provide the Company with the written consent.

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

/s/ Bharat Parikh

CA Bharat Parikh

(Senior Managing Partner)

 We have served as the Company’s auditor since 2016

Place: - HQ, Vadodara, GJ, India

Date: 10/13/2018

CLANCY CORP.

BALANCE SHEETS

AS OF JULY 31,

ASSETS	2019	2018
CURRENT ASSETS:
Cash and cash equivalents	$—	$876
Prepaid Expenses	—	1,153
Inventory	—	3,819
TOTAL CURRENT ASSETS	—	5,848

Property, Plant and Equipment (net)	—	774
Other fixed assets (net)	—	7,162
Total Fixed Assets	—	7,936

TOTAL ASSETS	$—	$13,784

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$—	$6,000
Advances - Related Party	1,152	11,059
TOTAL CURRENT LIABILITIES	1,152	17,059
TOTAL LIABILITIES	1,152	17,059

Commitments and Contingencies	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 75,000,000 shares 3,105,250 and 3,105,250 shares issued and outstanding as of July 31, 2019 and July 31, 2018 respectively	3,105	3,105
Additional Paid In Capital	63,251	43,092
Accumulated deficit	(67,508)	(49,472)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,152)	(3,275)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$0	$13,784

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENTS OF OPERATIONS

for the years ended July 31,

	2019	2018
REVENUE	$—	$—
Cost of goods sold	—	—
Gross profit	—	—

EXPENSES
General and Administrative Expenses	1,152	—
TOTAL OPERATING EXPENSES	1,152	—

NET LOSS FROM OPERATIONS	(1,152)	—

Loss from discontinued operations	(16,884)	(47,709)
Net Profit before tax	(18,036)	(47,709)
Provision for Income Taxes	—	—
NET LOSS	$(18,036)	$(47,709)

NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS - BASIC & DILUTED	$(0.00)	$—

NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC & DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	3,105,250	2,950,248

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

for the years ended July 31, 2019 and 2018

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	TOTAL
BALANCE, July 31, 2017	2,275,000	$2,275	$10,725	$(1,763)	$11,237

Shares issued for cash	830,250	830	32,367	—	33,197

Net Loss	—	—	—	(47,709)	(47,709)
					—
BALANCE, July31, 2018	3,105,250	$3,105	$43,092	$(49,472)	$(3,275)

Net Loss	—	—	20,159	(18,036)	2,123
				.	—
BALANCE July 31, 2019	3,105,250	3,105	63,251	(67,508)	(1,152)

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENTS OF CASH FLOWS

for the years ended July 31,

	2019	2018
OPERATING ACTIVITIES
Net Income (Loss)	$(1,152)	$—

Net Cash Used by Operating Activities from continuing operations	(1,152)	—
Net Cash Used by Operating Activities from Discontinued Operations operations (net)	(13,151)	(35,812)
Total Net Cash Used by Operating Activities operations	(14,303)	(35,812)

INVESTING ACTIVITIES:
Net Cash Used by Investing Activities from continuing operations	—	—
Net Cash Used by Investing Activities from Discontinued Operations (net)	—	—
Total Net cash used by investing activities	—	—

FINANCING ACTIVITIES:
Proceeds from Loans payable - Related Party	1,152	—
Proceeds from sale of Capital stock	—	—
Net cash provided by financing activities from continuing operations	1,152	—
Net Cash Used by Financing Activities from Discontinued Operations operations (net)	12,275	33,197
Total Net cash used by financing activities	13,427	33,197

NET INCREASE (DECREASE) IN CASH	(876)	(2,615)

CASH AT BEGINNING OF PERIOD	876	3,491

CASH AT END OF PERIOD	$—	$876

Supplemental Cashflow Information
Interest Paid	$—	—
Taxes Paid	$—	$—

Supplemental Non-Cash Disclosure
Shares issued for note conversions	$—	$—

See accompanying notes to financial statements.

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2019

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Clancy Corp. (“the Company”, “we”, “us” or “our”) was incorporated on March 22, 2016 under the laws of the State of Nevada, USA. The Company’s initially was formed for the purpose of producing and selling handcrafted soaps.

Effective June 28, 2019 (“Effective Date”), a change of control occurred with respect to the Company. Pursuant to the terms of Stock Purchase Agreement, Gaoyang Liu purchased 2,000,000 shares of Company issued and outstanding common stock from Iryna Kologrim, the then sole officer, director, and majority shareholder of the Company. The 2,000,000 shares represented 64.4% of the shares of outstanding common stock of the Company. In connection with the transaction, Mr. Liu became the sole officer and director of the Company and Ms. Kologrim resigned in all capacities with respect to the Company.

In connection with the change of control, the Company ceased its business operations and is now a “shell company” as defined under Rule 405 promulgated under the Securities Act of 1933, as amended. It also assigned all assets to Iryna Kologrim, the then sole officer, director, and majority shareholder of the Company in exchange for a waiver of all labilities owed to her by the Company.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $20,750 in revenues for the year ended July 31, 2019.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, which adds substantial doubt about the Company continuing as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 in cash as of July 31, 2019 and $876 as of July 31, 2018. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. For purposes of the statement of cash flows we consider all cash and highly liquid investments with initial maturities of one year or less to be cash equivalents.

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had no prepaid expenses as of July 31, 2019 and $1,153 as of July 31, 2018.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in inventory as of July 31, 2019 and $3,819 as of July 31, 2018. In connection with the change of control transaction on June 28, 2019, the Company ceased its business operations and is now a “shell company” as defined under Rule 405 promulgated under the Securities Act of 1933, as amended. It also assigned all assets and liabilities to the then sole officer, director, and majority shareholder of the Company.

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

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of July 31, 2019, were no differences between our comprehensive loss and net loss.

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

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2019

NOTE 4 – EQUIPMENT

	July 31, 2019	July 31, 2018
Equipment	$—	1,688
Accumulated Depreciation	$—	(914)
Net equipment	$—	774
Other Fixed Assets	$—	10,279
Accumulated Depreciation	$—	(3,117)
Net Other Fixed Assets	$—	7,162

For the years ended July 31, 2019 and 2018 we recognized depreciation expense in the amount of $3,368 and $3,368 accordingly.

In connection with the change of control transaction on June 28, 2019, the Company ceased its business operations and is now a “shell company” as defined under Rule 405 promulgated under the Securities Act of 1933, as amended. It also assigned all assets and liabilities to the then sole officer, director, and majority shareholder of the Company.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

As of July 31, 2019, we do not know of any material, existing or pending legal proceedings against our company; we are not involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or affiliates, or many registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

The Company has entered into a one year rental agreement for a $300 monthly fee, starting on September 1, 2016. Leased Premise with the area of 40 square meters is located at str. Vizantiou 28, Strovolos, Lefkosia, Cyprus, 2006. This premise is used as a manufacturing area. The Company extended the lease agreement until September 1, 2019. The Company paid $900 for rent for the three months ended July 31, 2019 and $900 for rent for the three months ended July 31, 2018. The Company paid $3,600 for rent for the years ended July 31, 2019 and $3,600 for rent for the years ended July 31, 2018. The lease has been paid in full and has been terminated as of September 1, 2019.

On October 19, 2017 the Company has entered into a five year rental agreement for a $540 monthly fee, starting on November 1, 2017. Leased Premise with the area of 74 square meters is located at 8 Stasinou Ave, Lefkosia 1060, Nicosia, Cyprus. This premise will be used as a store for our clients.  The Company paid $1,620 for rent for the three months ended July 31, 2019 and $1,620 for rent for the three months ended July 31, 2018. The Company paid $6,480 for rent for the years ended July 31, 2019 and $4,860 for rent for the years ended July 31, 2018. The Company has paid rent through June 2019.

NOTE 6 – LOAN FROM DIRECTOR

As of July 31, 2019, our sole officer and director loaned to the Company $23,334. This loan is unsecured, non-interest bearing and due on demand. As part of change of control transaction on June 28, 2019, the outstanding balance was forgiven and written off. The balance due to the director was $0 as of July 31, 2019 and $11,059 as of July 31, 2018. On that same date, it also assigned all assets and liabilities to the then sole officer, director, and majority shareholder of the Company. In connection with the change of control, the Company ceased its business operations and is now a “shell company” as defined under Rule 405 promulgated under the Securities Act of 1933, as amended. As of July 31, 2019, the new Director had advanced the company $1,152. This loan is unsecured, non-interest bearing and due on demand.

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2019

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

There were 3,105,250 shares of common stock issued and outstanding as of July 31, 2019 and 3,105,250 shares as of July 31, 2018.

On June 28, 2019 (the “Effective Date”), Pursuant to the terms of Stock Purchase Agreement, Gaoyang Liu purchased 2,000,000 shares of Clancy Corp’s (the “Company”) issued and outstanding common stock from Iryna Kologrim, the sole officer, director, and majority shareholder of the Company. The total of 2,000,000 shares represents 64.4% of the shares of outstanding common stock of the Company.

NOTE 8– INCOME TAXES

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2018 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the year ended July 31, 2019 using a Federal Tax Rate of 21%.

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard required by ASC 740-10-25-5.

Deferred income tax amounts reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2019

NOTE 8– INCOME TAXES (CONTINUED)

As of July 31, 2019, we had a net operating loss carry-forward of approximately $(1,152) and a deferred tax asset of approximately $241 using the statutory rate of 21%. However, due to the uncertainty of future events we have booked valuation allowance of $(241). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At July 31, 2019, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	July 31, 2019	July 31, 2018
Deferred Tax Asset	$241	$10,389
Valuation Allowance	(241)	(10,389)
Deferred Tax Asset (Net)	$—	$—

On June 28, 2019 (the “Effective Date”), pursuant to the terms of Stock Purchase Agreement, Gaoyang Liu purchased 2,000,000 shares of Clancy Corp’s (the “Company”) issued and outstanding common stock from Iryna Kologrim, the sole officer, director, and majority shareholder of the Company. The total of 2,000,000 shares represents 64.4% of the shares of outstanding common stock of the Company.

As a result of the change in control, the net operating loss will be limited from that date forward.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to July 31, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure. For the year ended July 31, 2019 our auditor was changed to Fruci & Associates II, PLLC.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of July 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as set forth in its Internal Control - Integrated Framework. This assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following material deficiencies:

●	We were unable to maintain segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director.

●	Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures.

While these control deficiencies to our 2019 or 2018 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the year ended July 31, 2019, other than the change in ownership, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position

Gaoyang Liu	32	Chief (Principal) Executive Officer, Chief (Principal) Financial (Accounting) Officer and Director

Management and Director Biographies:

Mr. Liu has served as Chief (Principal) Executive Officer, Chief (Principal) Financial (Accounting) Officer and Director of the Company since June 28, 2019. From March 2019 to present, he has been an advisor to the president of Beijing Chengdun Qixin Technology Co., Ltd. From May 2015 to March 2019, he worked in the the president's office of Beijing Chengdun Chengxun Information Technology Co., Ltd. From February 2015 to May 2015, he worked in the planning department of Beijing Chengdun Chengxun Information Technology Co., Ltd. From August 2014 to February 2015, he was part of the marketing department of Beijing Chengdun Chengxun Information Technology Co., Ltd.

Mr. Liu brings a wide range of business experience to the Company.

Family Relationships amongst Directors and Officers:

None

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Significant Employees

We have no significant employees other than our sole officer and director named in this Annual Report.

Code of Business Conduct and Code of Ethics

Our Board of Directors has not adopted a Code of Business Conduct and Ethics because we currently have only one individual serving as our sole officer and director.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit and Compensation Committee

The Board of Directors acts as the audit committee and compensation committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

DIRECTOR AND OFFICER COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our officers and directors by the Company during the years ended July 31, 2019 and 2018 in all capacities:

Name and Position	Year	Salary	Bonus	Stock Award(s)	Option| Awards	All Other Compensation	Total
Gaoyang Liu,	2019	None	None	None	None	None	None
CEO, CFO and Director

Iryna Kologrim, Former President	2019	None	None	None	None	None	None
CEO, CFO and Director	2018	None	None	None	None	None	None

The Company's current and former sole officer and director has not received any cash or other remuneration since they were appointed to serve in such capacities. No remuneration of any nature has been paid for on account of services rendered by a director in such capacity. Our sole officer and director intends to devote very limited time to our affairs.

We have formulated no plans as to the amounts of future cash compensation. It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees. There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be disclosed. The Company does not have a standing compensation committee or a committee performing similar functions.

Outstanding Equity awards

We have no outstanding equity awards.

Employment Agreements

We do not have any employment agreements with our sole officer and director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of the date of this filing by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.

Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted. The percentage of common stock held by each listed person is based on 3,105,250 shares of Common Stock outstanding as of the date of this filing.

Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person. The address of Mr. Liu is the address of the Company.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Officers and Directors
Gaoyang Liu	2,000,000	64.4%
All officers and directors as a group (1 individual)	2,000,000	64.4%

Zhiping Guo (1)	250,000	8.05%
Lingyou Jiang (2)	250,000	8.05%
Xiangying Meng (3)	250,000	8.05%
Lei Xu (4)	250,000	8.05%
(1).	The address of the shareholder is Rm 2004, Unit 3, Bld 14, Hongbojiayuan, Phase 2-D Area, Xiaohongmen, Chaoyang District, Beijing, China.
(2).	The address of the shareholder is Rm 1802, Bld 10, Dingfujiayuan, Huangqu Village, Pingfang Township Chaoyang District, Beijing, China.
(3).	The address of the shareholder is Rm 704, Bld 10, Linken Garden, Yizhuang Daxing District, Beijing, China.
(4).	The address of the shareholder is Shayang Road South, Rm 1602, Unit 3, Bld 7, Shahe Township, Changping District, Beijing, China.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence:

Our Common Stock is currently quoted on the OTC-Pink which does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a) (15) which indicates that a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Based on those widely-accepted criteria, we have determined that our sole director Gaoyang Liu is not independent as he also serves as the sole officer of the Company.

Item 14. Principal Accountant Fees and Services.

Frucci & Associates II, PLLC is the Company’s current independent registered public accounting firm.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2019	$7,300	Frucci & Associates II, PLLC
2018	$7,220	Bharat Parikh & Associates

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2019	$0
2018	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2019	$0
2018	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2019	$0
2018	$0

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1(i)	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Rent Agreement(1)
10.2	Verbal Agreement(1)
10.3	Purchase Agreement(2)
10.4	Goods Sale Agreement(3)
10.5	Loan Agreement(4)
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

(1)	Filed as an exhibit to the Company's registration statement on Form S-1, as filed with the Securities and Exchange Commission on September 19, 2016 and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's registration statement on Form S-1/A, as filed with the Securities and Exchange Commission on December 12, 2016 and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's registration statement on Form S-1/A, as filed with the Securities and Exchange Commission on January 23, 2017 and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's registration statement on Form S-1/A, as filed with the Securities and Exchange Commission on March 23, 2017 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLANCY CORP.

Dated: November 14, 2019	By:	/s/ Gaoyang Liu
Gaoyang Liu
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gaoyang Liu	President, CEO and Director	November 14, 2019
Gaoyang Liu	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)