Form 10-Q
period 2019-10-31
Clancy Corp
filed 2019-12-13
CIK 1681769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 333-213698

CLANCY CORP.

(Exact name of registrant as specified in its charter)

Nevada	30-0944559
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2nd Floor, BYD, No. 56, Dongsihuan South Road, Chaoyang District, Beijing, China	100023
(Address of Principal Executive Offices)	(Zip Code)

+187-0157-1157

(Registrant’s telephone number, including area code)

n/a	n/a

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, ” “non-accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of December 12, 2019, there were 3,105,250 shares of common stock, $0.001 par value per share, outstanding.

Part I

Item 1. Financial Statements.

CLANCY CORP.
BALANCE SHEETS

	October 31, 2019	July 31, 2019
ASSETS	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$—	$—

OTHER ASSETS
Operating lease right of use – building	16,570	—
TOTAL ASSETS	$16,570	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Advances - Related Party	$13,889	$1,152
Operating lease liability – current	5,520	—
TOTAL CURRENT LIABILITIES	19,409	1,152

Operating lease liability – non-current	12,431	—
TOTAL LIABILITIES	31,840	1,152

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common Stock, 0.001 par value, authorized 75,000,000 shares 3,105,250 shares issued and outstanding as of October 31, 2019 and July 31, 2019	3,105	3,105
Additional Paid In Capital	63,251	63,251
Accumulated deficit	(81,626)	(67,508)
TOTAL STOCKHOLDERS' DEFICIT	(15,270)	(1,152)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,570	$0

See accompanying notes to financial statements.

CLANCY CORP.
STATEMENTS OF OPERATIONS
For the three months ended October 31, 2019 and 2018
(unaudited)
	2019	2018
REVENUE	$—	$—
Cost of goods sold	—	—
Gross profit	—	—

EXPENSES
Amortization of right of use asset	1,381	—
General and Administrative Expenses	12,737	—
TOTAL OPERATING EXPENSES	14,118	—

NET LOSS FROM CONTINUING OPERATIONS	(14,118)	—

Loss from discontinued operations	—	(11,783)
Net Loss before tax	(14,118)	(11,783)
Provision for Income Taxes	—	—
NET LOSS	$(14,118)	$(11,783)

NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS - BASIC & DILUTED	$(0.00)	$—

NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC & DILUTED	$—	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	3,105,250	3,105,250

See accompanying notes to financial statements.

CLANCY CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
For the three months ended October 31, 2019

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	TOTAL
Balance, July 31, 2019 (audited)	3,105,250	3,105	63,251	(67,508)	(1,152)

Net Loss	—	—	—	(14,118)	(14,118)

Balance, October 31, 2019 (unaudited)	3,105,250	3,105	63,251	(81,626)	(15,270)

CLANCY CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
For the three months ended October 31, 2018

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	TOTAL
Balance, July 31, 2018 (audited)	3,105,250	$3,105	$43,092	$(49,472)	$(3,275)

Net Loss	—	—	—	(11,779)	(11,779)
				.	—
Balance, October 31, 2018 (unaudited)	3,105,250	3,105	43,092	(61,251)	(15,054)

See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS
For the three months ended October 31, 2019 and 2018
(unaudited)

	2019	2018
OPERATING ACTIVITIES
Net Loss	$(14,118)	$—
Amortization	1,381	—
Net Cash Used in Operating Activities from Continuing Operations	(12,737)	—
Net Cash Used in Operating Activities from Discontinued Operations (net)	—	(8,421)
Total Net Cash Used in Operating Activities	(12,737)	(8,421)

FINANCING ACTIVITIES:
Proceeds from Loans payable - Related Party	12,737	—
Net Cash Provided by Financing Activities from Continuing Operations	12,737	—
Net Cash Provided by Financing Activities from Discontinued Operations (net)	—	7,800
Total Net Cash Provided by Financing Activities	12,737	7,800

NET DECREASE IN CASH	—	(621)

CASH AT BEGINNING OF PERIOD	—	876

CASH AT END OF PERIOD	$—	$255

Supplemental Cashflow Information
Interest Paid	$—	$—
Taxes Paid	$—	$—

Supplemental Disclosure of Non Cash Lease Activity
Recognition of Right of use asset	$17,951	$—
Recognition of Lease liability	$(17,951)	$—

See accompanying notes to financial statements.

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2019

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Clancy Corp. (“the Company”) was incorporated on March 22, 2016 under the laws of the State of Nevada, USA. The Company initially was formed for the purpose of producing and selling handcrafted soaps.

Effective June 28, 2019 (“Effective Date”), a change of control occurred with respect to the Company. Pursuant to the terms of Stock Purchase Agreement, Gaoyang Liu purchased 2,000,000 shares of the Company’s issued and outstanding common stock from Iryna Kologrim, the then sole officer, director, and majority shareholder of the Company. The 2,000,000 shares represented 64.4% of the shares of outstanding common stock of the Company. In connection with the transaction, Mr. Liu became the sole officer and director of the Company and Ms. Kologrim resigned in all capacities with respect to the Company.

In connection with the change of control, the Company ceased its business operations and is now a “shell company” as defined under Rule 405 promulgated under the Securities Act of 1933, as amended. It also assigned all assets to Iryna Kologrim, the then sole officer, director, and majority shareholder of the Company in exchange for a waiver of all labilities owed to her by the Company.

NOTE 2 – MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and experienced negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months. The Company’s management plans to engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured. Mr. Gaoyang Liu, the major stockholder, CEO and director of the Company, has agreed to provide continued financial support to the Company. The Company currently needs to generate revenue in order to sustain its operations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION.

The accompanying unaudited financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2019 as filed with the SEC. Operating results for the three months ended October 31, 2019 are not necessarily indicative of the results that may be expected for the year ending July 31, 2020.

Fiscal year end

The Company’s year end is July 31st.

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts (“ASC 606”). The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2019, and 2018, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

The Company follows FASB ASC 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive loss is equal to net loss.

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2019

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments

The Company’s financial instruments consist of loans from related party. The carrying amount of this financial instrument approximates its fair value due to its relatively short maturity

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequent related updates. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from operating leases. The Company adopted the standard effective January 1, 2019 under the optional transition method which allows the entity to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption. The standard had a material impact on the balance sheet (see Note 4).

Recently Issued Accounting Pronouncements Not Yet Adopted

As of October 31, 2019, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one-year rental agreement for a $300 monthly fee, starting on September 1, 2016. Leased Premise with the area of 40 square meters is located at str. Vizantiou 28, Strovolos, Lefkosia, Cyprus, 2006. This premise is used as a manufacturing area. The Company extended the lease agreement until September 1, 2019. The Company paid $0 for rent for the three months ended October 31, 2019 and $0 for rent for the three months ended October 31, 2018. The lease terminated as of September 1, 2019.

On October 19, 2017 the Company has entered into a five-year rental agreement for a $540 monthly fee, starting on November 1, 2017. Leased Premise with the area of 74 square meters is located at 8 Stasinou Ave, Lefkosia 1060, Nicosia, Cyprus. The Company paid $0 for rent for the three months ended October 31, 2019 and $0 for rent for the three months ended October 31, 2018.

Due to the adoption of the new lease standard under the optional transition method which allows the entity to apply the new lease standard at the adoption date, the Company has capitalized the present value of the minimum lease payments commencing August 1, 2019, using an estimated incremental borrowing rate of 6%. The minimum lease payments do not include common area annual expenses which are considered to be non-lease components.

As of August 1, 2019, the operating lease right-of-use asset and operating lease liability amounted to $17,951 with no cumulative-effect adjustment to the opening balance of accumulated deficit.

There are no other material operating leases. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2019

NOTE 4 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum lease payments under the operating lease as of October 31, 2019 are:

2019	$ 2,160
2020	6,480
2021	6,480
2022	5,940
Total Lease payments	21,060
Less imputed interest	3,109
Total	17,951

Total lease expense under operating leases for the three months ended October 31, 2019 was $0.

NOTE 5 – LOAN FROM DIRECTOR

Immediately prior to June 28, 2019, our then sole officer and director had a loan outstanding from the Company in the amount of $23,334. This loan was unsecured, non-interest bearing and due on demand. As part of change of control transaction which occurred on June 28, 2019, the outstanding balance was forgiven and written off. As a result, the balance due to the former officer and director was $0 as of July 31, 2019. On that same date (June 28, 2019), the Company also assigned all assets and liabilities to the former officer and director of the Company. In connection with the change of control, the Company ceased its business operations and is now a “shell company” as defined under Rule 405 promulgated under the Securities Act of 1933, as amended. As of October 31, 2019, the new officer and director has loaned the Company the sum of $13,889. This loan is unsecured, non-interest bearing and due on demand.

NOTE 6– INCOME TAXES

Income tax expense was $0 for the three months ended October 31, 2019 and 2018.

As of August 1, 2019, the Company had no unrecognized tax benefits and, accordingly, the Company did not recognize interest or penalties during the three months ended October 31, 2019 related to unrecognized tax benefits. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. This legislation reduced the federal corporate tax rate from the previous 35% to 21%. There was no accrual for uncertain tax positions as of October 31, 2019. The tax year 2016 and thereafter are subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended October 31, 2019 and 2018, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

As a result of the change of control, the net operating loss will be limited from that date forward.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements made in this quarterly report on Form 10-Q are “forward-looking statements” in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the registrant or any other person that the objectives and plans of the registrant will be achieved.

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, filed with the Securities and Exchange Commission (“Commission”) on November 11, 2019. More broadly, these factors include, but are not limited to:

●	We have incurred significant losses and expect to incur future losses;
●	Our current financial condition and immediate need for capital;
●	Potential significant dilution resulting from the issuance of new securities for any funding, debt conversion or any business combination; and
●	We are a “penny stock” company.

Description of Business

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

The Company is a shell company as defined in Rule 504 of the Securities Act of 1933, as amended (the “Act”). Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)       filing Securities Exchange Act of 1942 (“Exchange Act”) reports, and

(ii)      investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of October 31, 2019, the Company has $0 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Results of Operations

No revenue has been generated by the Company during the three months ended October 31, 2019 and 2018. It is unlikely the Company will have any revenues unless it is able to affect an acquisition or merger with an operating company, of which there can be no assurance.  It is management’ s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended October 31, 2019 and 2018

During the three months ended October 31, 2019, the Company incurred a net loss from continuing operations of $14,118, comprised of $12,737 in general and administrative expenses (which includes accounting, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports with the Commission) and $1,381 in amortization costs.

During the three months ended October 31, 2018, due to the discontinuation of operations which occurred with the change of control on June 28, 2019 discussed above, the Company had a loss from discontinued operations of $11,783.

Liquidity and Capital Resources

As of October 31, 2019 and July 31, 2019, respectively, the Company had no current assets. As of October 31, 2019, the Company has an operating lease right of $16,570, resulting in total assets of $16,570 and nil as of October 31, 2019 and 2018, respectively. The Company’s current liabilities as of October 31, 2019 totaled $13,889 in related party loans and $5,520 in current lease liability. This compares with current liabilities of $1,152 as of October 31, 2018. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended October 31, 2019 and 2018:

	Three Months Ended October 31, 2019	Three Months Ended October 31, 2018
Net Cash Used in Operating Activities from Continuing Operating Activities	$(12,737)	$—
Net Cash Used in Operating Activities from Discontinued Operations (net)	$—	$(8,421)
Total Net Cash Used in Operating Activities	$(12,737)	$(8,421)

Net Cash Provided by Financing Activities	$(12,737)	$—
Net Cash Provided by Financing Activities from Discontinued Operations (net)	$—	$(7,800)
Total Net Cash Provided by Financing Activities	$(12,737)	$(7,800)

Net Change in Cash	$—	$(621)

Operating Activities

During the three months ended October 31, 2019, the Company incurred a net loss of $14,118 and after adjusting for amortization of $1,381 resulted in a loss from continuing operations of $12,737 compared with a net loss of $8,421 from discontinued operations the three months ended October 31, 2018.

Financing Activities

During the three months ended October 31, 2019, the Company received a total of $12,737 from financing activities by way of advances from a related party compared with a $7,800 from financing activities from discontinued operations for the three months ended October 31, 2018.

The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. No assurances can be given that the Company will be successful in locating or negotiating with any target company or that the related parties will continue to fund the Company’s working capital needs. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of October 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Changes in Internal Controls over Financial Reporting

During the quarter ended October 31, 2019, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 13, 2019	CLANCY CORP.

/s/ Gaoyang Liu
Gaoyang Liu President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)