Form 10-K/A
period 2019-07-31
Clancy Corp
filed 2020-02-18
CIK 1681769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

Explanatory Note

On November 14, 2019, the Company filed with the Securities and Exchange Commission (“Commission”) its Form 10-K for the fiscal year ended July 31, 2019 (“Original Filing”). This Form 10-K/A (“Amendment”) is filed in response to a Comment Letter received from the Staff of the Securities and Exchange Commission dated January 28, 2014 with respect to the Original Filing. The Original Filing contained the audit report for fiscal year 2018 previously issued by Bharat Parikh & Associates (“Former Auditor”). The Former Auditor issued the audit report in connection with the Company’s Form 10-K for the fiscal year ended July 31, 2018 which was filed on October 17, 2018. On March 19, 2019, the Public Company Accounting Oversight Board (“PCAOB”) revoked the Former Auditor’s registration making it an unregistered PCAOB firm.

This Amendment (i) removes the audit report of the Former Auditor, (ii) labels the columns of the financial statements for fiscal year 2018 as “not audited,” (iii) amends in its entirety Item 9A. Controls and Procedures which supersedes the same Item in the Original Filing and (iv) includes additional disclosure in Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure with respect to the Former Auditor.

The Company intends to file a second amendment to the Original Filing which will include a new audit conducted by an independent registered public accounting firm for its financial statements for the fiscal year ended July 31, 2018.

Except to the extent expressly set forth herein, this Amendment speaks as of the filing date of the Original Filing and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by the Staff. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission.

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

We have served as the Company’s auditor since 2019. Spokane, Washington

November 13, 2019

CLANCY CORP.

BALANCE SHEETS

AS OF JULY 31,

	2019	2018
ASSETS		(not audited)
CURRENT ASSETS:
Cash and cash equivalents	$—	$876
Prepaid Expenses	—	1,153
Inventory	—	3,819
TOTAL CURRENT ASSETS	—	5,848

Property, Plant and Equipment (net)	—	774
Other fixed assets (net)	—	7,162
Total Fixed Assets	—	7,936

TOTAL ASSETS	$—	$13,784

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$—	$6,000
Advances - Related Party	1,152	11,059
TOTAL CURRENT LIABILITIES	1,152	17,059
TOTAL LIABILITIES	1,152	17,059

Commitments and Contingencies	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.001 par value, authorized 75,000,000 shares 3,105,250 and 3,105,250 shares issued and outstanding as of July 31, 2019 and July 31, 2018 respectively	3,105	3,105
Additional Paid In Capital	63,251	43,092
Accumulated deficit	(67,508)	(49,472)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,152)	(3,275)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$0	$13,784

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENTS OF OPERATIONS

for the years ended July 31,

	2019	2018
		(not audited)
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

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	TOTAL
BALANCE, July 31, 2017	2,275,000	$2,275	$10,725	$(1,763)	$11,237

Shares issued for cash	830,250	830	32,367	—	33,197

Net Loss	—	—	—	(47,709)	(47,709)
					—
BALANCE, July 31, 2018 (not audited)	3,105,250	$3,105	$43,092	$(49,472)	$(3,275)

Net Loss	—	—	20,159	(18,036)	2,123
				.	—
BALANCE July 31, 2019	3,105,250	3,105	63,251	(67,508)	(1,152)

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENTS OF CASH FLOWS

for the years ended July 31,

	2019	2018
		(not audited)
OPERATING ACTIVITIES
Net Income (Loss)	$(1,152)	$—

Net Cash Used by Operating Activities from continuing operations	(1,152)	—
Net Cash Used by Operating Activities from Discontinued Operations (net)	(13,151)	(35,812)
Total Net Cash Used by Operating Activities operations	(14,303)	(35,812)

INVESTING ACTIVITIES:
Net Cash Used by Investing Activities from continuing operations	—	—
Net Cash Used by Investing Activities from Discontinued Operations (net)	—	—
Total Net cash used by investing activities	—	—

FINANCING ACTIVITIES:
Proceeds from Loans payable - Related Party	1,152	—
Proceeds from sale of Capital stock	—	—
Net cash provided by financing activities from continuing operations	1,152	—
Net Cash Used by Financing Activities from Discontinued Operations (net)	12,275	33,197
Total Net cash used by financing activities	13,427	33,197

NET INCREASE (DECREASE) IN CASH	(876)	(2,615)

CASH AT BEGINNING OF PERIOD	876	3,491

CASH AT END OF PERIOD	$—	$876

Supplemental Cashflow Information
Interest Paid	$—	—
Taxes Paid	$—	$—

Supplemental Non-Cash Disclosure
Shares issued for note conversions	$—	$—

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
		(not audited)
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
		(not audited)
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure. On May 14, 2019, we filed a Form 8-K disclosing the resignation of Bharat Parikh & Associates (“Former Auditor”) as our auditor and the appointment of Fruci & Associates II, PLLC, as our new auditor.

As stated elsewhere herein, on March 19, 2109, the PCAOB revoked the registration of  the Former Auditor, which led to the Former Auditor’s resignation. We used the Former Auditor’s audit report for our financial statements for the fiscal year ended July 31, 2018. As stated elsewhere herein, that audit report has been removed in this filing.

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

Management has concluded that our internal control over financial reporting had the following material deficiencies:

●	We were unable to maintain segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director.

●	Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures.

●	Lack of internal accounting staff and management’s lack of knowledge and experience with financial and SEC reporting matters, which caused the Company in error to include the audit report for fiscal year ended July 31, 2018 from the Former Auditor when in fact the PCAOB had revoked Former Auditor’s registration.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of the date of the Original Filing by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1(i)	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Rent Agreement(1)
10.2	Verbal Agreement(1)
10.3	Purchase Agreement(2)
10.4	Goods Sale Agreement(3)
10.5	Loan Agreement(4)
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+*
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+*

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

(1)	Filed as an exhibit to the Company's registration statement on Form S-1, as filed with the Securities and Exchange Commission on September 19, 2016 and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's registration statement on Form S-1/A, as filed with the Securities and Exchange Commission on December 12, 2016 and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's registration statement on Form S-1/A, as filed with the Securities and Exchange Commission on January 23, 2017 and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's registration statement on Form S-1/A, as filed with the Securities and Exchange Commission on March 23, 2017 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLANCY CORP.

Dated: February 18, 2020	By:	/s/ Gaoyang Liu
Gaoyang Liu
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gaoyang Liu	President, CEO and Director	February 18, 2020
Gaoyang Liu	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)