Form 10-K/A
period 2019-07-31
Clancy Corp
filed 2020-02-28
CIK 1681769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

Explanatory Note

On November 14, 2019, the Company filed with the Securities and Exchange Commission (“Commission”) its Form 10-K for the fiscal year ended July 31, 2019 (“Original Filing”). This Form 10-K/A (“Amendment No. 2”) is filed in response to a Comment Letter received from the Staff of the Securities and Exchange Commission dated January 28, 2014 with respect to the Original Filing. The Original Filing contained the audit report for fiscal year 2018 previously issued by Bharat Parikh & Associates (“Former Auditor”). The Former Auditor issued the audit report in connection with the Company’s Form 10-K for the fiscal year ended July 31, 2018 which was filed on October 17, 2018. On March 19, 2019, the Public Company Accounting Oversight Board (“PCAOB”) revoked the Former Auditor’s registration making it an unregistered PCAOB firm.

On February 18, 2020, we filed an Amendment No. 1 to the Original Filing which (i) removed the audit report of the Former Auditor, (ii) labeled the columns of the financial statements for fiscal year 2018 as “not audited,” (iii) amended in its entirety Item 9A. Controls and Procedures which supersedes the same Item in the Original Filing and (iv) included additional disclosure in Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure with respect to the Former Auditor.

This Amendment No. 2 include a new audit of our financial statements for the fiscal year ended July 31, 2018 conducted by Morison Cogen LP, an independent registered public accounting firm. In addition, from the Original Filing, the Amendment No. 2 (i) amends in its entirety Item 9A. Controls and Procedures which supersedes the same Item in the Original Filing and (ii) includes additional disclosure in Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure with respect to the Former Auditor.

Except to the extent expressly set forth herein, this Amendment No. 2 speaks as of the filing date of the Original Filing and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by the Staff. Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the Securities and Exchange Commission.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in inventory as of July 31, 2019 and $3,819 as of July 31, 2018. In connection with the change of control transaction on June 28, 2019, the Company ceased its business operations and is now a “shell company” as defined under Rule 405 promulgated under the Securities Act of 1933, as amended. It also assigned all assets and liabilities to the then sole officer, director, and majority shareholder of the Company.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Clancy Corp. (the Company) as of July 31, 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has net losses, accumulated deficit and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2020.

Blue Bell, Pennsylvania

February 28, 2020

CLANCY CORP.

BALANCE SHEETS

AS OF JULY 31,

ASSETS	2019	2018
CURRENT ASSETS:
Cash and cash equivalents	$—	$876
Prepaid Expenses	—	1,153
Inventory	—	3,819
TOTAL CURRENT ASSETS	—	5,848

Property, Plant and Equipment (net)	—	774
Other fixed assets (net)	—	7,162
Total Fixed Assets	—	7,936

TOTAL ASSETS	$—	$13,784

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$—	$6,000
Advances - Related Party	1,152	11,059
TOTAL CURRENT LIABILITIES	1,152	17,059
TOTAL LIABILITIES	1,152	17,059

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT
Common Stock, 0.001 par value, authorized 75,000,000 shares 3,105,250 and 3,105,250 shares issued and outstanding as of July 31, 2019 and July 31, 2018 respectively	3,105	3,105
Additional Paid In Capital	63,251	43,092
Accumulated deficit	(67,508)	(49,472)
TOTAL STOCKHOLDERS' DEFICIT	(1,152)	(3,275)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	$13,784

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENTS OF OPERATIONS

for the years ended July 31,

	2019	2018
REVENUE	$—	$—
Cost of goods sold	—	—
Gross profit	—	—

EXPENSES
General and Administrative Expenses	1,152	—
TOTAL OPERATING EXPENSES	1,152	—

NET LOSS FROM OPERATIONS	(1,152)	—

Loss from discontinued operations	(16,884)	(47,709)
Net Profit before tax	(18,036)	(47,709)
Provision for Income Taxes	—	—
NET LOSS	$(18,036)	$(47,709)

NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS - BASIC & DILUTED	$—	$—

NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC & DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	3,105,250	2,950,248

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

for the years ended July 31, 2019 and 2018

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	TOTAL
BALANCE, July 31, 2017	2,275,000	$2,275	$10,725	$(1,763)	$11,237

Shares issued for cash	830,250	830	32,367	—	33,197

Net Loss	—	—	—	(47,709)	(47,709)
					—
BALANCE, July 31, 2018	3,105,250	$3,105	$43,092	$(49,472)	$(3,275)

Net Loss	—	—	20,159	(18,036)	2,123
				.	—
BALANCE July 31, 2019	3,105,250	3,105	63,251	(67,508)	(1,152)

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENTS OF CASH FLOWS

for the years ended July 31,

	2019	2018
OPERATING ACTIVITIES
Net Income (Loss)	$(1,152)	$—

Net Cash Used by Operating Activities from continuing operations	(1,152)	—
Net Cash Used by Operating Activities from Discontinued Operations (net)	(13,151)	(35,812)
Total Net Cash Used by Operating Activities operations	(14,303)	(35,812)

INVESTING ACTIVITIES:
Net Cash Used by Investing Activities from continuing operations	—	—
Net Cash Used by Investing Activities from Discontinued Operations (net)	—	—
Total Net cash used by investing activities	—	—

FINANCING ACTIVITIES:
Proceeds from Loans payable - Related Party	1,152	—
Proceeds from sale of Capital stock	—	—
Net Cash Provided by financing activities from continuing operations	1,152	—
Net Cash Provided by Financing Activities from Discontinued Operations (net)	12,275	33,197
Total Net Cash Used by financing activities	13,427	33,197

NET DECREASE IN CASH	(876)	(2,615)

CASH AT BEGINNING OF YEAR	876	3,491

CASH AT END OF YEAR	$—	$876

Supplemental Cashflow Information
Interest Paid	$—	—
Taxes Paid	$—	$—

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in inventory as of July 31, 2019 and $3,819 as of July 31, 2018. In connection with the change of control transaction on June 28, 2019, the Company ceased its business operations and is now a “shell company” as defined under Rule 405 promulgated under the Securities Act of 1933, as amended. It also assigned all assets and liabilities to the then sole officer, director, and majority shareholder of the Company.

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

In September 2017, the Company issued 233,750 shares of common stock for cash proceeds of $9,337 at $0.04 per share.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure. For the year ended July 31, 2019, our auditor was changed to Fruci & Associates II, PLLC. On May 14, 2019, we filed a Form 8-K disclosing the resignation of Bharat Parikh & Associates (“Former Auditor”) as our auditor and the appointment of Fruci & Associates II, PLLC, as our new auditor. As stated elsewhere herein, on March 19, 2109, the PCAOB revoked the registration of  the Former Auditor, which led to the Former Auditor’s resignation.

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

Management has concluded that our internal control over financial reporting had the following material deficiencies:

- We were unable to maintain segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director.

- Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures.

- Lack of internal accounting staff and management's lack of knowledge and experience with financial and SEC reporting matters, which caused the Company in error to include the audit report for fiscal year ended July 31, 2018 from the Former Auditor when in fact the PCAOB had revoked Former Auditor's registration.

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

CLANCY CORP.

Dated: February 28, 2020	By:	/s/ Gaoyang Liu
Gaoyang Liu
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gaoyang Liu	President, CEO and Director	February 28, 2020
Gaoyang Liu	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)