Form 10-Q
period 2020-01-31
Clancy Corp
filed 2020-03-11
CIK 1681769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

As of March 11, 2020, there were 93,157,500 shares of common stock, $0.001 par value per share, outstanding.

Part I

Item 1. Financial Statements.

CLANCY CORP.

BALANCE SHEETS

	January 31, 2020	July 31, 2019
ASSETS	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$12,378	$—

OTHER ASSETS
Operating lease right of use – building	15,189
TOTAL ASSETS	$27,567	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Advances - Related Party	$40,609	$1,152
Operating lease liability – current	8,280	—
TOTAL CURRENT LIABILITIES	48,889	1,152

Operating lease liability – non-current	9,671	—
TOTAL LIABILITIES	58,560	1,152

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common Stock, 0.001 par value, authorized 345,000,000 shares 93,157,500 shares issued and outstanding as of January 31, 2020 and July 31, 2019	93,158	93,158
Additional Paid In Capital	(26,802)	(26,802)
Accumulated deficit	(97,349)	(67,508)
TOTAL STOCKHOLDERS' DEFICIT	(30,993)	(1,152)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,567	$—

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENTS OF OPERATIONS

For the three and six months ended January 31,

(unaudited)

	Three months ended			Six months ended
	2020		2019	2020		2019
REVENUE		$—	$—		$—		$—
Cost of goods sold		—	—		—		—
Gross profit		—	—		—		—

EXPENSES
Amortization of right of use asset		1,381			2,762
General and Administrative Expenses		14,342	—		27,079		—
TOTAL OPERATING EXPENSES		15,723	—		29,841		—

NET LOSS FROM CONTINUING OPERATIONS		(15,723)	—		(29,841)		—

Income (Loss) from discontinued operations		—	5,053		—		(6,730)
Net Income (Loss) before tax		(15,723)	5,053		(29,841)		(6,730)
Provision for Income Taxes		—	—		—		—
NET INCOME (LOSS)		$(15,723)	$5,053		$(29,841)		$(6,730)

NET INCOME (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS - BASIC & DILUTED	$	(—)	$—	$	(—)	$	(—)

NET INCOME (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC & DILUTED	$	(—)	$—	$	(—)	$	(—)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED		93,157,500	93,157,500		93,157,500		93,157,500

See accompanying notes to financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

For the six months ended January 31, 2020

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	TOTAL
Balance July 31, 2019 (audited)	93,157,500	93,158	(26,802)	(67,508)	(1,152)

Net Loss	—	—	—	(14,118)	(14,118)
				.	—
Balance October 31, 2019 (unaudited)	93,157,500	93,158	(26,802)	(81,626)	(15,270)

Net Loss	—	—	—	(15,723)	(15,723)
				.	—
Balance January 31, 2020 (unaudited)	93,157,500	93,158	(26,802)	(97,349)	(30,993)

STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

For the six months ended January 31, 2019

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	TOTAL
Balance, July 31, 2018 (audited)	93,157,500	$93,158	$(46,961)	$(49,472)	$(3,275)

Net Loss	—	—	—	(11,779)	(11,779)
				.	—
Balance October 31, 2018 (unaudited)	93,157,500	93,158	(46,961)	(61,251)	(15,054)

Net Income	—	—	—	5,053	5,053
				.	—
Balance January 31, 2019 (unaudited)	93,157,500	93,158	(46,961)	(56,198)	(10,001)

See accompanying notes to financial statements.

CLANCY CORP.

STATEMENT OF CASH FLOWS

For the six months ended January 31, 2020 and 2019

(unaudited)

	2020	2019
OPERATING ACTIVITIES
Net Income (Loss)	$(29,841)	$—
Amortization	2,762	—
Net Cash Used by Operating Activities from Continuing Operations	(27,079)	—
Net Cash Used by Operating Activities from Discontinued Operations (net)	—	(9,353)
Total Net Cash Used by Operating Activities	(27,079)	(9,353)

FINANCING ACTIVITIES:
Proceeds from Loans payable - Related Party	39,457	—
Net Cash Provided by Financing Activities from Continuing Operations	39,457	—
Net Cash Provided by Financing Activities from Discontinued Operations (net)	—	8,700
Total Net Cash Provided by Financing Activities	39,457	8,700

NET INCREASE (DECREASE) IN CASH	12,378	(653)

CASH AT BEGINNING OF PERIOD	—	876

CASH AT END OF PERIOD	$12,378	$223

Supplemental Cashflow Information
Interest Paid	$—	$—
Taxes Paid	$—	$—

Supplemental Disclosure of Non Cash Lease Activity
Recognition of Right of use asset	$17,951	$—
Recognition of Lease liability	$(17,951)	$—

See accompanying notes to financial statements.

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2020

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

On January 15, 2020, the Company filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State (the “Amendment”) which effectuated the following corporate actions (“Corporate Actions”):

●	the forward split of the Company’s issued and outstanding common stock, $0.001 par value, on thirty (30) post-split shares for a one (1) pre-split share basis applicable to stockholders of record as of January 2, 2020, and
●	The increase of the Company’s authorized shares of common stock, $0.001 par value, from 75,000,000 to 345,000,000.

 The Corporate Actions were adopted by written consent of our sole Director, Mr. Gaoyang Liu,

on January 2, 2020, and the sole Director recommended the Corporate Actions be presented to our shareholders for approval. On January 3, 2020, Mr. Liu, the Company’s majority stockholder, holding 64.4% of the company’s outstanding voting securities executed written consent approving the Corporate Actions. For purposes of the forward stock split described above, the sole Director also set January 2, 2020 as the record date of such action.

All shares disclosed in the financial statements and notes to the financial statements have been retroactively adjusted for the 30 for 1 forward split.

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

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2020

NOTE 2 – MANAGEMENT PLANS (CONTINUED)

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION.

The accompanying unaudited financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2019 as filed with the SEC. Operating results for the three months ended January 31, 2020 are not necessarily indicative of the results that may be expected for the year ending July 31, 2020.

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

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2020

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2020, and 2018, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU NO. 2016-02 “Leases (Topic 842)” and subsequent related updates. The core principle of Topic 842 is that the lessee should be recognize the assets and liabilities that arise from the leases. The company adopted the standard effective August 1, 2019 under the optional transition method which allows the entity to apply the new lease standard at the adoption date and recognize a cumulative effect adjustment, if any, to the opening balance of retained earnings in the period of adoption. The standard had a material impact on the balance sheet (see Note 4)

Recently Issued Accounting Pronouncements Not Yet Adopted

As of January 31, 2020, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one-year rental agreement for a $300 monthly fee, starting on September 1, 2016. Leased Premise with the area of 40 square meters is located at str. Vizantiou 28, Strovolos, Lefkosia, Cyprus, 2006. This premise is used as a manufacturing area. The Company extended the lease agreement until September 1, 2019. The Company paid $0 for rent for the three and six months ended January 31, 2020. The lease terminated as of September 1, 2019.

On October 19, 2017 the Company entered into a five-year rental agreement for a $540 monthly fee, starting on November 1, 2017. Leased Premise with the area of 74 square meters is located at 8 Stasinou Ave, Lefkosia 1060, Nicosia, Cyprus. The Company paid $0 for rent for the three and six months ended January 31, 2020.

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

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2020

NOTE 4 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

There are no other material operating leases. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

Future minimum lease payments under the operating lease as of January 31, 2020 are:

2020	8,680
2021	6,480
2022	5,940
Total Lease payments	21,060
Less imputed interest	3,109
Total	17,951

Total lease expense under operating leases for the three and six months ended January 31, 2020 was $0.

NOTE 5 – LOAN FROM DIRECTOR

Immediately prior to June 28, 2019, the Company’ then sole officer and director had a loan outstanding from the Company in the amount of $23,334. This loan was unsecured, non-interest bearing and due on demand. As part of change of control transaction which occurred on June 28, 2019, the outstanding balance was forgiven and written off. As a result, the balance due to the former officer and director was $0 as of July 31, 2019. On that same date (June 28, 2019), the Company also assigned all assets and liabilities to the former officer and director of the Company. In connection with the change of control, the Company ceased its business operations and is now a “shell company” as defined under Rule 405 promulgated under the Securities Act of 1933, as amended. As of January 31, 2020, the new officer and director has loaned the Company the sum of $40,609. This loan is unsecured, non-interest bearing and due on demand.

NOTE 6– INCOME TAXES

Income tax expense was $0 for the three and six months ended January 31, 2020 and 2019.

As of August 1, 2019, the Company had no unrecognized tax benefits and, accordingly, the Company did not recognize interest or penalties during the three months ended January 31, 2020 related to unrecognized tax benefits. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. This legislation reduced the federal corporate tax rate from the previous 35% to 21%. There was no accrual for uncertain tax positions as of January 31, 2020. The tax year 2016 and thereafter are subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended January 31, 2020 and 2019, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.As a result of the change of control, the net operating loss will be limited from that date forward.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of January 31, 2020, the Company has $0 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Results of Operations

No revenue has been generated by the Company during the three months ended January 31, 2020 and 2018. It is unlikely the Company will have any revenues unless it is able to affect an acquisition or merger with an operating company, of which there can be no assurance.  It is management’ s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended January 31, 2020 and January 31, 2019

During the three months ended January 31, 2020, the Company incurred a net loss from continuing operations of $15,723, comprised of $14,342 in general and administrative expenses (which includes accounting and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports with the Securities and Exchange Commission) and $1,381 in amortization costs. As previously reported, the Company effected a change of control effective June 28, 2019, and in connection with that event, it also ceased its business operations. Therefore, for the three month period ended January 31, 2019, the Company had income from discontinued operations of $5,053.

For the six months ended January 31, 2020 and January 31, 2019

During the six months ended January 31, 2020, the Company incurred a net loss from continuing operations of $29,841, comprised of $27,079 in general and administrative expenses (which includes accounting and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports with the Securities and Exchange Commission) and $2,762 in amortization costs. As previously reported, the Company effected a change of control effective June 28, 2019, and in connection with that event, it also ceased its business operations. Therefore, for the six month period ended January 31, 2019, the Company had a loss from discontinued operations of $6,703.

Liquidity and Capital Resources

As of January 31, 2020 and July 31, 2019, respectively, the Company had current assets of $12,378 and nil. As of January 31, 2020, the Company has an operating lease right of $15,189, resulting in total assets of $27,567 as of such date, and had no assets as of July 31, 2019. The Company’s current liabilities as of January 31, 2020 totaled $40,609 in related party advances and $8,280 in current lease liability. This compares with current liabilities of $1,152 as of July 31, 2019. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended January 31, 2020 and 2019:

	Six Months Ended January 31, 2020	Six Months Ended January 31, 2019
Net Cash Used in Operating Activities from Continuing Operating Activities	$(27,079)	$—
Net Cash Used in Operating Activities from Discontinued Operations (net)	$—	$(9,353)
Total Net Cash Used in Operating Activities	$(27,079)	$(9,353)

Net Cash Provided by Financing Activities	$39,457	$—
Net Cash Provided by Financing Activities from Discontinued Operations (net)	$—	$8,700
Total Net Cash Provided by Financing Activities	$39,457	$8,700

Net Change in Cash	$12,378	$223

Operating Activities

During the six months ended January 31, 2020, the Company incurred a net loss of $29,841 and after adjusting for amortization of $2,762 resulted in cash used in continuing operations of $27,079 compared with a net loss of $9,353 from discontinued operations the six months ended January 21, 2019.

Financing Activities

During the six months ended January 31, 2020, the Company received a total of $39,457 from financing activities by way of advances from a related party compared with cash provided of $8,700 from financing activities from discontinued operations for the six months ended January 21, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of January 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management identified, as of the end of the period covered by this report, material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

- Lack of internal accounting staff and management’s lack of knowledge and experience with financial and SEC reporting matters, which caused the Company in error to include the audit report for fiscal year ended July 31, 2018 from the Former Auditor when in fact the PCAOB had revoked Former Auditor’s registration.

Management’s Report on Internal Control over Financial Reporting

Changes in Internal Controls over Financial Reporting

During the quarter ended January 31, 2020, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: March 11, 2020	CLANCY CORP.

/s/ Gaoyang Liu
Gaoyang Liu President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)