Form 10-Q
period 2020-04-30
Clancy Corp
filed 2020-06-11
CIK 1681769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

As of June 11, 2020, there were 93,157,500 shares of common stock, $0.001 par value per share, outstanding.

PART I

Item 1. Financial Statements.

CLANCY CORP.

CONSOLIDATED BALANCE SHEETS

	April 30, 2020	July 31, 2019
ASSETS	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$2,441	$—

OTHER ASSETS
Operating lease right of use – building	13,735
TOTAL ASSETS	$16,176	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued Expenses	$587	$—
Advances - Related Party	55,609	1,152
Operating lease liability – current	9,900	—
TOTAL CURRENT LIABILITIES	66,096	1,152

Operating lease liability – non-current	8,051	—
TOTAL LIABILITIES	74,147	1,152

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common Stock, 0.001 par value, authorized 345,000,000 shares 93,157,500 shares issued and outstanding as of April 30, 2020 and July 31, 2019	93,158	93,158
Additional Paid in Capital	(26,802)	(26,802)
Accumulated deficit	(124,327)	(67,508)
TOTAL STOCKHOLDERS' DEFICIT	(57,971)	(1,152)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,176	$—

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended April 30,

(unaudited)

	Three Months Ended				Nine Months Ended
	2020		2019		2020		2019
REVENUE		$—		$—		$—		$—
Cost of goods sold		—		—		—		—
Gross profit		—		—		—		—

EXPENSES
Amortization of right of use asset		1,454		—		4,216		—
General and Administrative Expenses		25,523		—		52,603		—
TOTAL OPERATING EXPENSES		26,977		—		56,819		—

NET LOSS FROM CONTINUING OPERATIONS		(26,977)		—		(56,819)		—

Income (Loss) from discontinued operations		—		(5,162)		—		(11,889)
Net Loss before tax		(26,977)		(5,162)		(56,819)		(11,889)
Provision for Income Taxes		—		—		—		—
NET LOSS		$(26,977)		$(5,162)		$(56,819)		$(11,889)

NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS - BASIC & DILUTED	$	( —)	$	( —)	$	( —)	$	( —)

NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC & DILUTED	$	( —)	$	( —)	$	( —)	$	( —)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED		93,157,500		93,157,500		93,157,500		93,157,500

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

For the nine months ended April 30, 2020

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	TOTAL
Balance July 31, 2019 (audited)	93,157,500	93,158	(26,802)	(67,508)	(1,152)

Net Loss	—	—	—	(14,118)	(14,118)
Balance October 31, 2019 (unaudited)	93,157,500	93,158	(26,802)	(81,626)	(15,270)

Net Loss	—	—	—	(15,724)	(15,724)
Balance January 31, 2020 (unaudited)	93,157,500	93,158	(26,802)	(97,350)	(30,994)

Net Loss	—	—	—	(26,977)	(26,977)
Balance April 30, 2020 (unaudited)	93,157,500	93,158	(26,802)	(124,327)	(57,971)

CLANCY CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

For the nine months ended April 30, 2020 and 2019

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	TOTAL
Balance, July 31, 2018 (audited)	93,157,500	$93,158	$(46,961)	$(49,472)	$(3,275)

Net Loss	—	—	—	(11,779)	(11,779)
Balance October 31, 2018 (unaudited)	93,157,500	93,158	(46,961)	(61,251)	(15,054)

Net Profit	—	—	—	5,053	5,053
Balance January 31, 2019 (unaudited)	93,157,500	93,158	(46,961)	(56,198)	(10,001)

Net Loss	—	—	—	(5,163)	(5,163)
Balance April 30, 2019 (unaudited)	93,157,500	93,158	(46,961)	(61,361)	(15,164)

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended April 30, 2020 and 2019

(unaudited)

	2020	2019
OPERATING ACTIVITIES
Net Income (Loss)	$(56,819)	$—
Amortization	4,216
Change in accrued expenses	587	—
Net Cash Used by Operating Activities from Continuing Operations	(52,016)	—
Net Cash Used by Operating Activities from Discontinued Operations (net)	—	(10,678)
Total Net Cash Used by Operating Activities	(52,016)	(10,678)

FINANCING ACTIVITIES:
Proceeds from Loans payable - Related Party	54,457	—
Net Cash Provided by Financing Activities from Continuing Operations	54,457	—
Net Cash Provided by Financing Activities from Discontinued Operations (net)	—	10,200
Total Net Cash Provided by Financing Activities	54,457	10,200

NET INCREASE (DECREASE) IN CASH	2,441	(478)

CASH AT BEGINNING OF PERIOD	—	876

CASH AT END OF PERIOD	$2,441	$398

Supplemental Cashflow Information
Interest Paid	$—	$—
Taxes Paid	$—	$—

Supplemental Disclosure of Non Cash Lease Activity
Recognition of Right of use asset	$17,951	$—
Recognition of Lease liability	$(17,951)	$—

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2020

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

On March 31, 2020, a change of control occurred with respect to the Company. Pursuant to a Stock Purchase Agreement entered into by and among the Clancy Corp. (“Company”), Gaoyang Liu (“Seller”), and Xiangying Meng (“Buyer”) (the “Purchase Agreement”), Seller assigned, transferred and conveyed to Buyer 60,000,000 shares of common stock of Company (“Common Stock”), which represents 64.4% of the total issued and outstanding shares of the Company, for the sum of $285,000. In addition, Seller assigned his rights and interest to outstanding loans made by Seller to the Company in the amount of $55,609 for the face value of such loans.

Mr. Meng now owns 67,500,000 shares of common stock of the Company or 72.5% of the issued and outstanding shares of common stock of the Company.

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2020

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

In connection with the transaction, Mr. Liu, the then sole officer and director of the Company resigned in all officer and director capacities from the Company and Mr. Meng was appointed Chief Executive Officer and Chief Financial Officer of the Company. In addition, Mr. Meng was appointed the sole director of the Company.

The Company and its new officer have verbally agreed that no compensation will be due or owning to the new officer until such time as the parties reach a written compensation agreement, if any.

On April 13, 2020, the Company registered Shanghai Clancy Enterprise Management Co., Ltd. (Shanghai Clancy) as a wholly foreign-owned entity and wholly owned subsidiary in Shanghai, China. Shanghai Clancy had no business activity from inception through April 30, 2020.

On April 24, 2020, Shanghai Clancy registered Beijing Clancy Information Technology Co., Ltd. (Beijing Clancy) in Beijing as a wholly-owned subsidiary. Beijing Clancy had no business activity from inception through April 30, 2020, other than establish a bank account. As of April 30, 2020, Beijing Clancy had $177 USD in the bank account.

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

The Company’s principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months. The Company’s management plans to engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured. Mr. Xiangying Meng, the Company’s major stockholder, CEO and director of the Company, has agreed to provide continued financial support to the Company. The Company currently needs to generate revenue in order to sustain its operations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

On March 11, 2020, the World Health Organization (WHO) officially declared COVID-19 a pandemic, pointing to the over 118,000 cases of COVID-19 illness in over 110 countries and territories around the world and the sustained risk of further global spread. On June 1, 2020, WHO Director-General Dr. Tan Desai reported at the COVID-19 outbreak media briefing that there were more than 6 million of confirmed cases of COVID-19 including 370,000 deaths globally. Given this fact, the duration and intensity of the impact of the COVID-19 and resulting disruption to the Company’s operations is uncertain.

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2020

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION.

The accompanying unaudited financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2019 as filed with the SEC. Operating results for the three and nine months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the year ending July 31, 2020.

Fiscal year end

The Company’s yearend is July 31st.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2020, and 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

April 30, 2020

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

As of April 30, 2020, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one-year rental agreement for a $300 monthly fee, starting on September 1, 2016. Leased Premise with the area of 40 square meters is located at str. Vizantiou 28, Strovolos, Lefkosia, Cyprus, 2006. This premise is used as a manufacturing area. The Company extended the lease agreement until September 1, 2019. The Company paid $0 for rent for the three and nine months ended April 30, 2020. The lease terminated as of September 1, 2019.

On October 19, 2017 the Company entered into a five-year rental agreement for a $540 monthly fee, starting on November 1, 2017. Leased Premise with the area of 74 square meters is located at 8 Stasinou Ave, Lefkosia 1060, Nicosia, Cyprus. The Company paid $0 for rent for the three and nine months ended April 30, 2020.

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

Future minimum lease payments under the operating lease as of April 30, 2020 are:

2020	8,680
2021	6,480
2022	5,940
Total Lease payments	21,060
Less imputed interest	3,109
Total	17,951

Total lease expense under operating leases for the three and nine months ended April 30, 2020 was $0.

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2020

NOTE 5 – LOAN FROM DIRECTOR

Immediately prior to June 28, 2019, the Company’ then sole officer and director had a loan outstanding from the Company in the amount of $23,334. This loan was unsecured, non-interest bearing and due on demand. As part of change of control transaction which occurred on June 28, 2019, the outstanding balance was forgiven and written off. As a result, the balance due to the former officer and director was $0 as of July 31, 2019. On that same date (June 28, 2019), the Company also assigned all assets and liabilities to the former officer and director of the Company. In connection with the change of control, the Company ceased its business operations and is now a “shell company” as defined under Rule 405 promulgated under the Securities Act of 1933, as amended. As of April 30, 2020, the new officer and director has loaned the Company the sum of $55,609. This loan is unsecured, non-interest bearing and due on demand.

NOTE 6– INCOME TAXES

Income tax expense was $0 for the three and nine months ended April 30, 2020 and 2019.

As of August 1, 2019, the Company had no unrecognized tax benefits and, accordingly, the Company did not recognize interest or penalties during the three months ended April 30, 2020 related to unrecognized tax benefits. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. This legislation reduced the federal corporate tax rate from the previous 35% to 21%. There was no accrual for uncertain tax positions as of April 30, 2020. The tax year 2016 and thereafter are subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended April 30, 2020 and 2019, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

On March 31, 2020, a change of control occurred with respect to the Company. Pursuant to a Stock Purchase Agreement entered into by and among the Clancy Corp. (“Company”), Gaoyang Liu (“Seller”), and Xiangying Meng (“Buyer”) (the “Purchase Agreement”), Seller assigned, transferred and conveyed to Buyer 60,000,000 shares of common stock of Company (“Common Stock”), which represents 64.4% of the total issued and outstanding shares of the Company, for the sum of $285,000. In addition, Seller assigned his rights and interest to outstanding loans made by Seller to the Company in the amount of $55,609 for the face value of such loans.

Mr. Meng now owns 67,500,000 shares of common stock of the Company or 72.5% of the issued and outstanding shares of common stock of the Company.

In connection with the transaction, Mr. Liu, the then sole officer and director of the Company resigned in all officer and director capacities from the Company and Mr. Meng was appointed Chief Executive Officer and Chief Financial Officer of the Company. In addition, Mr. Meng was appointed the sole director of the Company.

On April 13, 2020, the Company registered Shanghai Clancy Enterprise Management Co., Ltd. (Shanghai Clancy) as a wholly foreign-owned entity and wholly owned subsidiary in Shanghai, China. Shanghai Clancy had no business activity from inception through April 30, 2020.

On April 24, 2020, Shanghai Clancy registered Beijing Clancy Information Technology Co., Ltd. (Beijing Clancy) in Beijing as a wholly-owned subsidiary. Beijing Clancy had no business activity from inception through April 30, 2020.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of April 30, 2020, the Company has $2,441 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

Results of Operations

No revenue has been generated by the Company during the three and nine months ended April 30, 2020 and 2019. It is unlikely the Company will have any revenues unless it is able to affect an acquisition or merger with an operating company, of which there can be no assurance.  It is management’ s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended April 30, 2020 and April 30, 2019

During the three months ended April 30, 2020, the Company incurred a net loss from continuing operations of $26,977, comprised of $25,523 in general and administrative expenses (which includes accounting and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports with the Securities and Exchange Commission) and $1,454 in amortization costs. As previously reported, the Company effected a change of control effective June 28, 2019, and in connection with that event, it also ceased its business operations. Therefore, for the three month period ended April 30, 2019, the Company had income from discontinued operations of $5,162.

For the nine months ended April 30, 2020 and April 30, 2019

During the nine months ended April 30, 2020, the Company incurred a net loss from continuing operations of $56,819, comprised of $52,603 in general and administrative expenses (which includes accounting and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports with the Securities and Exchange Commission) and $4,216 in amortization costs. As previously reported, the Company effected a change of control effective June 28, 2019, and in connection with that event, it also ceased its business operations. Therefore, for the nine month period ended April 30, 2019, the Company had a loss from discontinued operations of $11,889.

 Liquidity and Capital Resources

As of April 30, 2020 and July 31, 2019, respectively, the Company had current assets of $2,441 and nil. As of April 30, 2020, the Company has an operating lease right of $13,735, resulting in total assets of $16,176 as of such date, and had no assets as of July 31, 2019. The Company’s current liabilities as of April 30, 2020 totaled $66,096, of which $55,609 are related party advances and $9,990 in current lease liability. This compares with current liabilities of $1,152 as of July 31, 2019. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended April 30, 2020 and 2019:

	Nine Months Ended April 30, 2020	Nine Months Ended April 30, 2019
Net Cash Used in Operating Activities from Continuing Operating Activities	$(52,016)	$—
Net Cash Used in Operating Activities from Discontinued Operations (net)	$—	$(10,678)
Total Net Cash Used in Operating Activities	$(52,016)	$(10,678)

Net Cash Provided by Financing Activities	$54,457	$—
Net Cash Provided by Financing Activities from Discontinued Operations (net)	$—	$10,200
Total Net Cash Provided by Financing Activities	$54,457	$10,200

Net Change in Cash	$2,441	$(478)

Operating Activities

During the nine months ended April 30, 2020, the Company incurred a net loss of $56,819 and after adjusting for amortization of $4,216 and $587 in change in accrued expenses resulted in cash used in continuing operations of $52,016 compared with a net loss of $10,678 from discontinued operations the nine months ended April 30, 2019.

Financing Activities

During the nine months ended April 30, 2020, the Company received a total of $54,457 from financing activities by way of advances from a related party compared with cash provided of $10,200 from financing activities from discontinued operations for the nine months ended April 30, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of April 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Changes in Internal Controls over Financial Reporting

During the quarter ended April 30, 2020, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: June 11, 2020	CLANCY CORP.

/s/ Xiangying Meng
Xiangying Meng President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)