Form 10-K
period 2020-07-31
Clancy Corp
filed 2020-11-12
CIK 1681769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2020

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

Registrant’s telephone number, including area code: +189-1098-4577

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

As of the last business day of the Issuer’s most recently completed second fiscal quarter, January 31, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $693,588.50.

As of November 9, 2020, there were 3,105,464 shares of Common Stock, $0.001 par value per share, outstanding.

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

Company Background.

Clancy Corp. (the “Company”) was incorporated under the laws of the State of Nevada on March 22, 2016.

Effective June 28, 2019 (“Effective Date”), a change of control occurred with respect to the Company. Pursuant to the terms of Stock Purchase Agreement, Gaoyang Liu purchased 2,000,000 shares of Company issued and outstanding common stock from Iryna Kologrim, the then sole officer, director, and majority shareholder of the Company. The 2,000,000 shares represented 64.4% of the shares of outstanding common stock of the Company. In connection with the transaction, Mr. Liu became the sole officer and director of the Company and Ms. Kologrim resigned in all capacities with respect to the Company. In addition, as of the Effective Date, the Company assigned all of the assets to Ms. Kologrim and she waived all liabilities, including any outstanding loans, and claims against the Company. In connection with the above change of control, the Company ceased its business operation and became a “shell company” as defined under Rule 405 promulgated under the Securities Act of 1933, as amended (the “Act”). Prior to such time, the Company produced and sold organic soaps.

On January 15, 2020, the Company filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State (the “Amendment”) which effectuated the following corporate actions:

●	the forward split of our issued and outstanding common stock, $0.001 par value, on thirty (30) post-split shares for a one (1) pre-split share basis applicable to shareholders of record as of January 2, 2020, and

●	The increase of our authorized shares of common stock, $0.001 par value, from 75,000,000 to 345,000,000.

The above corporate actions were adopted by written consent of our sole Director, Mr. Gaoyang Liu,

on January 2, 2020, and the sole Director recommended the Corporate Actions be presented to our shareholders for approval. On January 3, 2020, Mr. Liu, our majority stockholder, holding 64.4% of our outstanding voting securities executed written consent approving the Corporate Actions. For purposes of the forward stock split described above, the sole Director also set January 2, 2020 as the record date of such action.

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

On April 13, 2020, Clancy Corp. (“Company”) received notification from the National Enterprise Credit Information Publicity System that it had approved the Company’s establishment of Shanghai Clancy Enterprise Management Co., Ltd (“Shanghai Clancy”) as a wholly owned foreign entity in Shanghai, Peoples Republic of China (“WOFE”). The initial application was filed by the Company with the PRC governmental agency on November 2, 2019. Shanghai Clancy registered a wholly-owned subsidiary in Beijing on April 24, 2020. Its name is Beijing Clancy Information Technology Co., Ltd. The main business scope is technology development, transfer, consultation, service and promotion.

On July 6, 2020, the Nevada Secretary of State approved the Company’s Certificate of Amendment to Articles of Incorporation which effectuated the following corporate action (“Corporate Action”):

●	the reverse split of our issued and outstanding common stock, $0.001 par value, on thirty (30) pre-split shares to one (1) post-split share basis. Fractional shares resulting from the action will be rounded up to the nearest whole share.

The above corporate action was adopted by written consent of our sole Director on June 11, 2020, and the sole Director recommended the corporate action be presented to our shareholders for approval. For purposes of the reverse stock split described above, the sole Director also set June 12, 2020 as the record date of such action. On June 12, 2020, our majority stockholder, holding 91.885% of our outstanding voting securities, executed written consent in lieu of a shareholder meeting approving the corporate action.

Current Business and Proposed Operations

Presently, under SEC Rule 405 promulgated under the Act, the Company qualifies as a “shell company,” because it has no or nominal assets and no or nominal operations.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination or until it has successfully developed an operating business. The Company intends to comply with the periodic reporting requirements of the Act for so long as it is subject to those requirements.

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business or through the successful development of its business described below.

As of the date of this report, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

 Potential Acquisition Structure

If we move forward with acquiring another business for which no assurances can be given, it will be impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management, board of directors and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company’s existing management and directors may resign and new management and directors may be appointed without any vote by stockholders.

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

Recent Business Events.

Since the creation of its WOFE in April 2020, the Company has attempted to establish a technology driven business in the PRC though its WOFE. Clancy initially will seek to provide services to small and medium-sized enterprises in and around the Beijing metropolitan area. In the future, we intend to expand to other geographical areas with China. These services can be segregated into the following four segments:

(1) Information technology consulting and training services including enterprise information planning, technology management consulting, information engineering implementation, testing, evaluation and certification, enterprise staff skills training;

(2) Information technology operation and maintenance and supporting services: including daily IT system condition monitoring, IT asset configuration change, system upgrading and optimization, system architecture construction and improvement, disaster recovery system construction and spare parts, operation and maintenance tool materials, operation and maintenance team call;

(3) Design, development and testing services: including website server-side development, website client-side development, smart-phone application development, underlying tool development, multi-functional script program, artificial intelligence, desktop program, industrial control program development and related testing work.

(4) Data processing and integration implementation services: including general application layer data exchange, database construction, data collection and analysis, process improvement, etc.

During third quarter of 2020, the Company has entered into contracts with three clients to provide server maintenance on terms generally described below:

Client A.

Term: July 29, 2020 to July 28, 2023.

Payment terms: 216,000RMB ($32,400) ratable payments made quarterly during term.

Client B.

Term: July 29, 2020 to July 28, 2023.

Payment terms: 432,000RMB ($64,800) ratable payments made quarterly during term.

Client B.

Term: July 29, 2020 to July 28, 2023.

Payment terms: 540,000RMB ($81,000) ratable payments made quarterly during term.

In addition, on May 26, 2020, the Company entered into a three year lease agreement for its office premises. The office space is 600 square meters. The annual rent is 480,000RMB ($72,000) which has been paid in advance for the initial year of the lease.

The Company is in discussions with another potential client, however an agreement has not been formalized as of the date of this report.

The Company intends to continue with the development of this technology driven business in future. As such time as it has reached a meaningful level of business, the Company intends to change its status from a “shell company,” however, at this time, no assurances can be given that we will be able to achieve the desired level of business.

Corporate Information

Office.

Our current business office is located at: 2nd Floor, BYD, No. 56, Dongsihuan South Road, Chaoyang District, Beijing, China 100023. Our phone number is +189-1098-4577. The Company does not have a web-site.

Employees.

As of the date of this filing, the Company has 12 full time employees.

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

RISKS RELATED TO OUR OPERATIONS, FINANCIAL CONDITION AND BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES. As of July 31, 2020, we had an accumulated deficit of $147,025 and no revenues for the current fiscal year. We also expect future losses until we are able to generate revenues through a merger with an operating company or through our emerging business operations (for which no assurances can be given). As a result of these, among other, factors we received from our registered independent public accountants in their report for the financial statements for the years ended July 31, 2020 and 2019, the accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.   The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, which adds substantial doubt about the Company continuing as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES. We have limited sources of income at this time and limited existing cash balances to meet our ongoing operating expenses, including funds to expand our initial business operations which began in the first fiscal quarter of 2021. We have relied upon affiliates of the Company to make advances to the Company to cover our operating expenditures. There are no assurances that these advances will continue in the future. The failure of these advances to continue in the future may result in our security holders losing their entire investment.

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

IN THE FUTURE, WE MAY PURSUE THE ACQUISITION OF AN OPERATING BUSINESS. At the present time we expect to continue to develop our business. However, it is conceivable that we may seek to acquire an operating business in the future. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

OUR BUSINESS IS HIGHLY COMPETITIVE. COMPETITION PRESENTS AN ONGOING THREAT TO THE SUCCESS OF OUR BUSINESS. We face significant competition in every aspect of our new business, including from companies that web related products and services. We compete with companies that offer full-featured products that replicate the range of content and related capabilities we provide. We also compete with companies that develop applications, particularly mobile applications, that provide social or other communications functionality, such as messaging, photo- and video-sharing, and micro-blogging, and companies that provide web- and mobile-based information and entertainment products and services that are designed to engage users and capture time spent online and on mobile devices. In addition, we face competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

Most, if not all, of our current and potential competitors may have significantly greater resources or better competitive positions in certain product segments, geographic regions or user demographics than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions.

Our competitors may develop products, features, or services that are like ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Certain competitors could use strong or dominant positions in one or more markets to gain competitive advantage against us in our target market or markets.  As a result, our competitors may acquire and engage users or generate revenue at the expense of our own efforts, which may negatively affect our business and financial results.

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

WE MAY BE NEGATIVELY AFFECTED BY ADVERSE GENERAL ECONOMIC CONDITIONS INCLUDING THE IMPACT OF COVID 19 Current conditions in domestic and global economies are extremely uncertain. Adverse changes may occur as a result of softening global economies, wavering consumer confidence caused by the threat of terrorism and war, and other factors capable of affecting economic conditions. Such changes could have a material adverse effect on our business, financial condition, and results of operations. In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 has affected segments of the global economy and may affect our operations, including the potential interruption of our supply chain. We are monitoring this situation closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain.

BECAUSE OUR PRINCIPAL SHAREHOLDER CONTROLS OUR ACTIVITIES, HE MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO HIMSELF AND NOT TO OTHER SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY. Our principal shareholder owns approximately 91.88% of our outstanding common stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

OUR NEED FOR CAPITAL WILL CREATE ADDITIONAL RISKS AND CREATE POTENTIAL SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS. As mentioned above, we will need to raise additional capital in the future or rely upon borrowing from the Company’s sole officer and director. Any equity raise will result in additional dilution to existing shareholders, and to the extent that any debt incurred is converted to common stock, the conversion of this debt will cause additional dilution to existing shareholders. This dilution may be substantial. Moreover, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION AND SUBSTANTIAL DILUTION TO STOCKHOLDERS. We may effect a business combination with a private concern which, in all likelihood, would result in us issuing securities to stockholders of such private company. The issuance of previously authorized and unissued shares of our common stock would result in reduction in percentage of shares owned by present and prospective stockholders. In addition, any merger or acquisition can be expected to have a significant dilutive effect on the percentage of the shares held our stockholders.

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

OUR SOLE OFFICER AND DIRECTOR MAY HAVE A CONFLICT OF INTEREST WITH THE MINORITY SHAREHOLDERS AT SOME TIME IN THE FUTURE. SINCE THE MAJORITY OF OUR SHARES OF COMMON STOCK ARE DEEMED TO BE OWNED BY OUR PRESIDENT/CHIEF EXECUTIVE OFFICER AND DIRECTOR, OUR OTHER STOCKHOLDERS MAY NOT BE ABLE TO INFLUENCE CONTROL OF THE COMPANY OR DECISION MAKING BY MANAGEMENT OF THE COMPANY. An affiliate of our sole officer and director beneficially owns approximately 91.88% of our outstanding common stock. The interests of our officer and director may not be, at all times, the same as that of our other shareholders, he will have the ability to exert complete control over the affairs of the Company. Also, he will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

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

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTERESTS DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK WHICH COULD BE MATERIALLY ADVERSE TO THE VALUE OF OUR COMMON STOCK. As of July 31, 2020, we had 3,105,464 shares of our common stock issued and outstanding.  We are authorized to issue up to 345,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes, including the satisfaction of outstanding debt to affiliates and others. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

FAILURE TO ACHIEVE AND MAINTAIN INTERNAL CONTROLS IN ACCORDANCE WITH SECTIONS 302 AND 404(A) OF THE SARBANES-OXLEY ACT OF 2000 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE. If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On May 26, 2020, the Company has entered into a three year lease agreement for its office premises which terminates on May 25, 2023. The office space is 600 square meters. The annual rent is 480,000RMB ($72,000) which has been paid in advance for the initial year of the lease.

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

Quarterly Period	High	Low
Fiscal year ended July 31, 2021:	11.00	4.00

Fiscal year ended July 31, 2020:
First Quarter	82.50*	82.50*
Second Quarter	82.50*	82.50*
Third Quarter	120.00	82.50
Fourth Quarter	75.00	11.00

 *adjusted for 30 to 1 reverse stock split.

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

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue 345,000,000 shares of Common Stock. As of November 12, 2020, there were 3 holders of record of the Common Stock.

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

Plan of Operations

While we commenced limited operations, at the present time, the Company is considered a shell company as defined in Rule 504 of the Act. One of our principal business objective for the next 12 months and beyond such time will be to achieve meaningful business operations. Alternatively, if we are unable to successfully develop our business, we may seek a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

Revenues. During fiscal years ended July 31, 2020 and July 31, 2019, the Company had no revenues.

Operating Expenses. For fiscal year ended July 31, 2020, the Company had total operating expenses of $79,517, consisting of $5,670 in lease amortization and $73,847 in general and administrative expenses. These amounts compare with total operating expenses of $1,152, of which all are general and administrative expenses, for the prior fiscal year end. General and administrative expenses include legal, accounting, audit, and other professional service fees incurred in relation to the Company’s reporting obligations under the federal securities laws. The increase in operating expenses for the current fiscal year end is due to an increase in legal, accounting and filing fees.

Net Loss.  For the fiscal year ended July 31, 2020, the Company had a net loss of $79,517 for the reasons discussed above. This amount compares with a net loss of $18,036, which includes a loss from discontinued operations in the amount of $16,884, due to the termination of the Company soap making business which occurred in June 2019.

Liquidity and Capital Resources

As of July 31, 2020, the Company had working capital deficit of $177,989 compared with a working capital deficit of $1,152 for the prior fiscal year end. The increase in working capital deficit is due to net loss for the current year end coupled with related party advances made by the Company’s majority shareholders.

The Company can provide no assurances that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows from operating and financing activities for the years ended July 31, 2020 and 2019:

	Fiscal Year Ended July 31, 2020	Fiscal Year Ended July 31, 2019
Total Net Cash Used by Operating Activities	$(158,740)	(14,303)
Total Net Cash Provided by Financing Activities	$180,561	13,427
Net Change in Cash	$21,821	$(876)

Operating Activities

During the year ended July 31, 2020, the Company had a net loss of $79,517 and after adjusting for amortization, decreases in prepaid expenses and deposits, and increase in accounts payable and contract liabilities resulted in net cash of $(158,740) being used in operating activities during the year. By comparison, during the year ended July 31, 2019, the Company incurred a net loss from continuing operations of $1,152 which after adjusting for net cash used by operating activities for discontinued operations of $13,151 resulted in $(14,303) being used in operating activities during the period.

Financing Activities

During the year ended July 31, 2020, the Company received $261,885 in advances from the Company’s majority shareholder offset by $81,324 in advances to two non-affiliates, which resulted in $180,561 in total net cash provided by financing activities for the period. By comparison, during the year ended July 31, 2019, the Company received $1,152 in advances from the Company’s former majority shareholder and $12,275 in financing activities from discontinued operations, resulting in $13,427 in total net cash provided by financing activities for the period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $21,821 in cash and equivalents as of July 31, 2020 and $0 as of July 31, 2019.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $7,677 in prepaid expenses as of July 31, 2020 and no prepaid expenses as of July 31, 2019.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of July 31, 2020, were no differences between our comprehensive loss and net loss.

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

CLANCY CORP.

INDEX TO FINANCIAL STATEMENTS

Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2-3

CONSOLIDATED BALANCE SHEETS	F-4

CONSOLIDATED STATEMENTS OF OPERATIONS	F-5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-8-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Clancy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Clancy Corp. and subsidiaries (the Company) as of July 31, 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2020, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has net losses, accumulated deficit and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2020.

Blue Bell, Pennsylvania

November 12, 2020

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

Spokane, Washington

November 13, 2019

CLANCY CORP.

CONSOLIDATED BALANCE SHEETS

ASSETS	July 31, 2020	July 31, 2019
CURRENT ASSETS:
Cash and cash equivalents	$21,821	$—
Prepaid expenses	7,677
Business advances	81,324	—
Total current assets	110,822	—

OTHER ASSETS
Prepaid expenses	38,571	—
Deposit	13,714
Operating lease right of use – building	155,602	—
TOTAL ASSETS	$318,709	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$587	$—
Contract liabilities	14,143
Advances - related party	263,037	1,152
Operating lease liability – current	11,044	—
TOTAL CURRENT LIABILITIES	288,811	1,152

Operating lease liability – non-current	110,567	—
TOTAL LIABILITIES	399,378	1,152

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT
Common Stock, 0.001 par value, authorized 345,000,000 shares 3,105,250 shares issued and outstanding as of July 31, 2020 and July 31, 2019	3,105	3,105
Additional paid in capital	63,251	63,251
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(147,025)	(67,508)
TOTAL STOCKHOLDERS' DEFICIT	(80,669)	(1,152)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$318,709	$—

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended July 31,
	2020	2019
REVENUE	$—	$—
Cost of goods sold	—	—
Gross profit	—	—

EXPENSES
Amortization of right of use asset	5,670	—
General and administrative Expenses	73,847	1,152
TOTAL OPERATING EXPENSES	79,517	1,152

NET LOSS FROM CONTINUING OPERATIONS	(79,517)	(1,152)

Loss from discontinued operations	—	(16,884)
Net loss before tax	(79,517)	(18,036)
Provision for income taxes	—	—
NET LOSS	$(79,517)	$(18,036)

NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS - BASIC & DILUTED	$(0.03)	$—

NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC & DILUTED	$—	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	3,105,250	3,105,250

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

For the years ended July 31, 2020 and 2019

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income(Loss)	Deficit	TOTAL
Balance, July31, 2018	3,105,250	$3,105	$43,092	$—	$(49,472)	$(3,275)

Net Loss	—	—	20,159		(18,036)	2,123
Balance, July 31, 2019	3,105,250	3,105	63,251	—	(67,508)	(1,152)

Net Loss	—	—	—		(79,517)	(79,517)
Balance, July 31, 2020	3,105,250	$3,105	$63,251	$—	$(147,025)	$(80,669)

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended July 31,
	2020	2019
OPERATING ACTIVITIES
Net Loss	$(79,517)	$(1,152)
Adjustments to reconcile net cash used in operating activities:
Amortization	5,670	—
Decrease in assets:
Change in prepaid expenses	(85,909)	—
Changes in deposit	(13,714)
Increase in liabilities:
Accounts payable	587	—
Increase in contract liabilities	14,143	—
Net Cash Used by Operating Activities from Continuing Operations	(158,740)	(1,152)
Net Cash Used by Operating Activities from Discontinued Operations	—	(13,151)
Total Net Cash Used by Operating Activities	(158,740)	(14,303)

FINANCING ACTIVITIES:
Business advances	(81,324)	—
Proceeds from Advances Related Party	261,885	1,152
Net Cash Provided by Financing Activities from Continuing Operations	180,561	1,152
Net Cash Provided by Financing Activities from Discontinued Operations (net)	—	12,275
Total Net Cash Provided by Financing Activities	180,561	13,427

NET INCREASE (DECREASE) IN CASH	21,821	(876)

CASH AT BEGINNING OF YEAR	—	876

CASH AT END OF YEAR	$21,821	$—

Supplemental Cashflow Information:
Interest Paid	$—	$—
Taxes Paid	$—	$—

Supplemental Disclosure of Non Cash Lease Activity:
Recognition of Right of use asset	$169,173	$—
Recognition of Lease liability	$(169,173)	$—

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Clancy Corp. was incorporated on March 22, 2016 under the laws of the State of Nevada, USA. Clancy Corp. initially was formed for the purpose of producing and selling handcrafted soaps. Clancy Corp. and its wholly owned subsidiaries are collectively, except where content requires, referred to as the “Company”

Effective June 28, 2019 (“Effective Date”), a change of control occurred with respect to the Company. Pursuant to the terms of Stock Purchase Agreement, Gaoyang Liu purchased 2,000,000 shares of the Company’s issued and outstanding common stock from Iryna Kologrim, the then sole officer, director, and majority shareholder of the Company. The 2,000,000 shares represented 64.4% of the shares of outstanding common stock of the Company. In connection with the transaction, Mr. Liu became the sole officer and director of the Company and Ms. Kologrim resigned in all capacities with respect to the Company. In connection with the change of control, the Company ceased its business operations and is now a “shell company” as defined under Rule 405 promulgated under the Securities Act of 1933, as amended. It also assigned all assets to Iryna Kologrim, the then sole officer, director, and majority shareholder of the Company in exchange for a waiver of all labilities owed to her by the Company.

On January 15, 2020, the Company filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State which effectuated the following corporate actions:

●	the forward split of the Company’s issued and outstanding common stock, $0.001 par value, on thirty (30) post-split shares for a one (1) pre-split share basis applicable to stockholders of record as of January 2, 2020, and
●	The increase of the Company’s authorized shares of common stock, $0.001 par value, from 75,000,000 to 345,000,000.

The above corporate actions were adopted by written consent of our sole Director on January 2, 2020, and the sole Director recommended the Corporate Actions be presented to our shareholders for approval. On January 3, 2020, our majority stockholder, holding 64.4% of our outstanding voting securities executed written consent approving the stated corporate actions. For purposes of the forward stock split described above, the sole Director also set January 2, 2020 as the record date of such action.

CLANCY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

On March 31, 2020, a change of control occurred with respect to the Company. Pursuant to a Stock Purchase Agreement entered into by and among the Clancy Corp., Gaoyang Liu (“Seller”), and Xiangying Meng (“Buyer”), Seller assigned, transferred and conveyed to Buyer 60,000,000 shares of common stock of Company (“Common Stock”), which represents 64.4% of the total issued and outstanding shares of the Company, for the sum of $285,000. In addition, Seller assigned his rights and interest to outstanding loans made by Seller to the Company in the amount of $55,609 for the face value of such loans. Mr. Meng now owns 67,500,000 shares of common stock of the Company. In connection with the transaction, Mr. Liu, the then sole officer and director of the Company resigned in all officer and director capacities from the Company and Mr. Meng was appointed Chief Executive Officer and Chief Financial Officer of the Company. In addition, Mr. Meng was appointed the sole director of the Company.

Clancy Corp. has registered a wholly foreign-owned entity in Shanghai, China on April 13, 2020. Its name is Shanghai Clancy Enterprise Management Co., Ltd. (Shanghai Clancy). Shanghai Clancy had no business activity from inception through July 31, 2020. The main business scope is business management consulting, business information consulting, marketing planning, cultural and art exchange planning consulting (except performance brokers, business performances), corporate image planning, conference services and exhibition and display services.

Shanghai Clancy registered a wholly-owned subsidiary in Beijing on April 24, 2020. Its name is Beijing Clancy Information Technology Co., Ltd. (Beijing Clancy). The main business scope is technology development, transfer, consultation, services and promotion.

On July 6, 2020, the Nevada Secretary of State approved the Company’s Certificate of Amendment to Articles of Incorporation with which effectuated the following corporate action:

●	the reverse split of the Company’s issued and outstanding common stock, $0.001 par value, on thirty (30) pre-split shares to one (1) post-split share basis. Fractional shares resulting from the action will be rounded up to the nearest whole share.

The above corporate action was adopted by written consent of our sole Director on June 11, 2020, and the sole Director recommended the corporate action be presented to our shareholders for approval. For purposes of the reverse stock split described above, the sole Director also set June 12, 2020 as the record date of such action. On June 12, 2020, our majority stockholder, holding 91.88% of our outstanding voting securities, executed written consent in lieu of a shareholder meeting approving the corporate action. All shares disclosed in the consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted for the 30 for 1 reverse split.

CLANCY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

NOTE 2 – MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses, an accumulated deficit and experienced negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through the development of its business which commenced in July 2020, or alternatively a combination with another business. In connection with any business combination, the Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months. The Company’s management plans to engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured. Mr. Meng, the major stockholder, CEO and director of the Company, verbally has agreed to provide continued financial support to the Company. The Company currently needs to generate revenue in order to sustain its operations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

On March 11, 2020, the World Health Organization (WHO) officially declared COVID-19 a pandemic. The duration and intensity of the impact of the COVID-19 and resulting disruption to the Company’s operations is uncertain.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION.

The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Clancy Corp. and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

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

CLANCY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with original maturities of three months or less. Because of short maturity of these investments, the carrying amounts approximate their fair values.

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to cash and cash equivalents. A portion of the Company’s cash and cash equivalents are deposited with Industrial and Commercial Bank of China Limited in the PRC, which is not insured or otherwise protected. The Company had deposits of $17,836, as of July 31, 2020.  The Company has not experienced any losses in such accounts in the PRC.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities recognized at July 31, 2020 based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has elected not to recognize operating lease ROU assets and liabilities arising from short-term leases.

CLANCY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reporting Currency and Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency, Renminbi (“RMB”), as the functional currency; whereas the functional currency of Clancy Corp. and reporting currency of the Company is the United States dollar (“USD” or “$”).

The Company has operations in China where the local currency of RMB is used to prepare the consolidated financial statements which are translated into the Company’s reporting currency, U.S. dollars. The local currency of RMB is the functional currency for the operations outside the United States. Changes in the exchange rates between this currency and the Company’s reporting currency, are partially responsible for some of the periodic changes in the consolidated financial statements. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the spot rate in effect at the applicable reporting date. Revenues and expenses of the Company’s foreign operations are translated at the average exchange rate during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ deficit. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in general and administrative expense in the period in which they occur. For the years ended July 31, 2020 and 2019 there were no realized or unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entities.

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the consolidated financial statements were as follows:

	July 31, 2020	July 31, 2019
Period end USD: RMB exchange rate	7.00	6.88
Average USD: RMB exchange rate	7.04	6.84

Foreign Operations

All of the Company’s operations and assets are located in Beijing China. The Company may be adversely affected by possible political or economic events in this country. The effect of these factors cannot be accurately predicted.

Contract Liabilities

On July 29, 2020, the Company entered into three-year service maintenance agreements with three customers. The three service maintenance agreements total 1,188,000 RMB to be received over the three-year period. The contracts require three months of upfront payments each quarter, totaling $14,143 (99,000 RMB) per quarter. The Company's performance obligation will be satisfied on a monthly basis and the upfront payments will be recognized as revenue, pro rata on a monthly basis, over each fiscal quarter.

One of the service maintenance agreements is with a company that is controlled by a supervising officer of Beijing Clancy and thus is deemed to be a related party. The total value of this service maintenance agreement is 540,000 RMB, payable quarterly with upfront quarterly payments of 45,000 RMB.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2020, and 2019, there were no potentially dilutive equity instruments issued or outstanding.

CLANCY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220, “Comprehensive Income,” in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has one item of other comprehensive income, consisting of a foreign translation adjustment, however, since the translation adjustment was immaterial for the years ending July 31, 2020 and 2019, the comprehensive loss is equal to the net loss.

Financial Instruments

The carrying value of the Company’s short-term financial instruments, such as accounts payable and advances, approximates their fair values because of their short maturities.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU NO. 2016-02 “Leases (Topic 842)” and subsequent related updates. The core principle of Topic 842 is that the lessee should recognize the assets and liabilities that arise from the leases. The Company adopted the standard effective August 1, 2019 under the optional transition method which allows the entity to apply the new lease standard at the adoption date and recognize a cumulative effect adjustment, if any, to the opening balance of retained earnings in the period of adoption. The adoption of the standard had a material impact on the balance sheet (see Note 4)

Recently Issued Accounting Pronouncements Not Yet Adopted

As of July 31, 2020, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s consolidated financial statements.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company had entered into a one-year rental agreement for a $300 monthly fee, starting on September 1, 2016. Leased Premise with the area of 40 square meters is located at str. Vizantiou 28, Strovolos, Lefkosia, Cyprus, 2006. This premise is used as a manufacturing area. The Company extended the lease agreement until September 1, 2019. The Company paid $0 for rent for the year ended July 31, 2020. The lease terminated as of September 1, 2019.

On October 19, 2017 the Company entered into a five-year rental agreement for a $540 monthly fee, starting on November 1, 2017. Leased Premise with the area of 74 square meters is located at 8 Stasinou Ave, Lefkosia 1060, Nicosia, Cyprus. The Company paid $0 for rent for the year ended July 31, 2020.

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

CLANCY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

NOTE 4 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of August 1, 2019, the operating lease right-of-use asset and operating lease liability amounted to $17,951 with no cumulative-effect adjustment to the opening balance of accumulated deficit.

On May 26, 2020, the Company entered into a three-year rental agreement for a 32,000 RMB per month. The office is located on the second floor of BYD 4S shop, No 56, Dongsihuan South Road, Chaoyang District, Beijing. At inception, the Company pre-paid the first year along with a 3 month deposit.

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

Future minimum lease payments under the operating lease as of July 31, 2020 are:

2021	$34,404
2022	61,337
2023	47,335
Total Lease payments	143,076
Less Imputed Interest	15,216
Less prepaid Interest	6,249
Net Lease liability	$121,611

Total lease expense under operating leases for the year ended July 31, 2020 was $8,947 and 2019 was $-.

NOTE 5 – BUSINESS ADVANCES

During the three months ended July 31, 2020, the Company made business advances totaling $81,324 to two unaffiliated parties. All advances were repaid in the first quarter of fiscal year 2021

CLANCY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

NOTE 6 – ADVANCES FROM RELATED PARTIES

Immediately prior to June 28, 2019, the Company’s then sole officer and director had a loan outstanding to the Company in the amount of $23,334. This loan was unsecured, non-interest bearing and due on demand. As part of change of control transaction which occurred on June 28, 2019, the outstanding balance was forgiven and written off. As a result, the balance due to this former officer and director was $0 as of July 31, 2019. On that same date (June 28, 2019), the Company also assigned all assets and liabilities to the former officer and director of the Company. In connection with this change of control, the Company ceased its business operations and is now a “shell company” as defined under Rule 405 promulgated under the Securities Act of 1933, as amended. On March 31, 2020, Mr. Meng purchased a controlling interest in the Company and was assigned the rights and interest to the advances made to the company by the then former majority stockholder, Mr. Gaoyang Liu. As of July 31, 2020, Mr. Meng, the new officer and director, has loaned the Company the sum of $263,037. This loan is unsecured, non-interest bearing and due on demand.

NOTE 7– INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740, “Income Taxes”. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current period and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets also include the prior years’ net operating losses (“NOL”) carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC.

(A)	United States (“US”)

The Company’s US parent company was incorporated in the US and is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of July 31, 2020, the US entity had net operating loss carry forwards for income tax purpose of $62,196. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely (under the Tax Cuts and Jobs Act, effective for tax years beginning on or after January 1, 2018). However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code Section 382 regarding changes in ownership of corporations.  Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions. The ultimate realization of deferred tax assets is dependent upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the Company’s US parent company’s limited operating history and continuous loss, and has therefore established a full valuation allowance as of July 31, 2020.

CLANCY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

NOTE 7– INCOME TAXES (CONTINUED)

(B)	PRC

The Company’s wholly owned Chinese subsidiary Shanghai Clancy is a wholly foreign-owned entity (“WFOE”). Shanghai Clancy had no business activity from inception through July 31, 2020. The Company’s second tier WOFE subsidiary, Beijing Clancy, is subject to the reduced PRC income tax rate as follows as per Caishui (2019) No. 13 issued by General Administration of Taxation, Ministry of Finance of PRC in January 2019: if the annual taxable income of small enterprises does not exceed RMB 1 million ($143,000), only 25% of such taxable income is required for paying the income tax at an income tax rate of 20% (equivalent to 5% of the total taxable income); if the annual taxable income of small enterprises is between RMB 1 million (143,000) and RMB 3 million ($429,000), only 50% of such taxable income is required for paying the income tax at an income tax rate of 20% (equivalent to 10% of the total taxable income). This tax-reduced policy is effective for the period from January 1, 2019 through December 31, 2021. Beijing Clancy did not have taxable income for year ending July 31, 2020. Tax losses of the operating subsidiaries of the Company may be carried forward for five years in China.

As of July 31, 2020, Beijing Clancy has $12,803 of NOL that expire in five years through 2025. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to Beijing Clancy’s limited operating history and has therefore established a full valuation allowance as of July 31, 2020.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended July 31, 2020 and 2019:

	Fiscal Years Ended July 31,
	2020	2019
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(0.6)%	—%
Effect of PRC tax holiday	3.2%	—%
Valuation allowance	18.4%	21.0%
Effective tax rate	—%	—%

Income tax expense was $0 for the years ended July 31, 2020 and 2019. The provision for income tax expense (benefit) for the years ended July 31, 2020 and 2019 consisted of the following:

	2020	2019
Income tax expense – current	$—	$—
Income tax expense (benefit) – deferred	(13,460)	10,148
Increase (decrease) in valuation allowance	13,460	(10,148)
Total income tax expense	$—	$—

The Company’s net deferred tax asset as of July 31, 2020 and 2019 is as follows:

	July 31, 2020	July 31, 2019
Deferred tax asset
Net operating loss	$13,701	$241
Total	13,701	241
Less: valuation allowance	(13,701)	(241)
Net deferred tax asset	$—	$—

CLANCY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure. For the year ended July 31, 2020 our auditor was changed to Morison Cogan LLP.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of July 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

CLANCY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

Item 9A. Controls and Procedures. (CONTINUED)

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as set forth in its Internal Control - Integrated Framework. This assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following material weakness:

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

While these control deficiencies did not adversely affect our 2020 or 2019 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended July 31, 2020, other than the change in ownership, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

CLANCY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position

Xiangying Meng	41	Chief (Principal) Executive Officer, Chief (Principal) Financial (Accounting) Officer and Director

Management and Director Biographies:

Xiangying Meng. Mr. Meng has been the Company’s sole officer and director since March 31, 2020. From December 2015 to April 2018, Mr. Meng has worked as executive director of Beijing Chengdun Chengxun Information Technology Co., Ltd. From March 2018 to December 2019, he was the Chief Executive Officer and a member of the board of directors of Beijing Chengdun Qixin Technology Co., Ltd.  From April 2019 to present, he has been the Chief Executive Officer of Beijing Chengdun Kaibo Network Technology Co., Ltd.

Mr. Meng has more than ten years of experience in corporate management and more than fifteen years of experience in the IT industry. He is familiar with the status and development trends of the IT market.

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

CLANCY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

Item 10. Directors, Executive Officers and Corporate Governance. (CONTINUED)

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

Item 11. Executive Compensation.

DIRECTOR AND OFFICER COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our officers and directors by the Company during the fiscal years ended July 31, 2020 and 2019 in all capacities:

Name and Position	Year	Salary	Bonus	Stock Award(s)	Option| Awards	All Other Compensation	Total
Xiangying Meng, President	2020	None	None	None	None	None	None
CEO, CFO and Director

Gaoyang Liu, Former President	2020	None	None	None	None	None	None
CEO, CFO and Director

Iryna Kologrim, Former President	2019	None	None	None	None	None	None
CEO, CFO and Director

The Company's current and former sole officers and directors has not received or accrued any cash or other remuneration since they were appointed to serve in such capacities. No remuneration of any nature has been paid for on account of services rendered by a director in such capacity. Our sole officer and director intends to devote very limited time to our affairs.

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

CLANCY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

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

Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted. The percentage of common stock held by each listed person is based on 3,105,464 shares of common stock outstanding as of the date of this filing.

Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person. The address of Mr. Meng is the address of the Company.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Officers and Directors
Xiangying Meng	2,853,250	91.88%
All officers and directors as a group (1 individual)	2,853,250	91.88%

Lei Xu (1)	250,000	8.05%

(1).	The address of the shareholder is Shayang Road South, Rm 1602, Unit 3, Bld 7, Shahe Township, Changping District, Beijing, China.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Immediately prior to June 28, 2019, the Company’s then sole officer and director had a loan outstanding to the Company in the amount of $23,334. This loan was unsecured, non-interest bearing and due on demand. As part of change of control transaction which occurred on June 28, 2019, the outstanding balance was forgiven and written off. As a result, the balance due to this former officer and director was $0 as of July 31, 2019. On that same date (June 28, 2019), the Company also assigned all assets and liabilities to the former officer and director of the Company. In connection with this change of control, the Company ceased its business operations and is now a “shell company” as defined under Rule 405 promulgated under the Securities Act of 1933, as amended. On March 31, 2020, Mr. Meng purchased a controlling interest in the Company and was assigned the rights and interest to the advances made to the company by the then former majority stockholder, Mr. Gaoyang Liu. As of July 31, 2020, Mr. Meng, the new officer and director, has loaned the Company the sum of $263,037. This loan is unsecured, non-interest bearing and due on demand.

Other than as stated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence:

Our Common Stock is currently quoted on the OTC-Pink which does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a) (15) which indicates that a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Based on those widely-accepted criteria, we have determined that our sole director Xiangying Meng is not independent as he also serves as the sole officer of the Company.

CLANCY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

Item 14. Principal Accountant Fees and Services.

Morison Cogen LLP is the Company’s current independent registered public accounting firm.

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

2020	$13,150	Morison Cogen LLP
2019	$7,300	Fruci & Associates II, PLLC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2020	$9,188(1)
2019	$0

 (1) Fees for the re-audit of the July 31, 2018 financial statements.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2020	$0
2019	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2020	$0
2019	$0

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

Description
3.1(i)	Amended and Restated Articles of Incorporation (1)
3.1(ii)	Certificate of Amendment (Increase Authorized and Forward Stock Split) (5)
3.1(iii)	Certificate of Amendment (Reverse Split) (6)
3.2	Bylaws (1)
10.1	Rent Agreement (1)
10.2	Verbal Agreement (1)
10.3	Purchase Agreement (2)
10.4	Goods Sale Agreement (3)
10.5	Loan Agreement (4)
21	Subsidiaries*
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

(b) Index to Exhibits required by Item 601 of Regulation S-K.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

(1)	Filed as an exhibit to the Company's registration statement on Form S-1, as filed with the Securities and Exchange Commission on September 19, 2016 and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's registration statement on Form S-1/A, as filed with the Securities and Exchange Commission on December 12, 2016 and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's registration statement on Form S-1/A, as filed with the Securities and Exchange Commission on January 23, 2017 and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's registration statement on Form S-1/A, as filed with the Securities and Exchange Commission on March 23, 2017 and incorporated herein by this reference.
(5)	Filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on January 24, 2020 and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on July 10, 2020 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLANCY CORP.

Dated: November 12, 2020	By:	/s/ Xiangying Meng
Xiangying Meng
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangying Meng	President, CEO and Director	November 12, 2020
Xiangying Meng	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)