Form 10-Q
period 2020-10-31
Clancy Corp
filed 2020-12-18
CIK 1681769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

+189-1098-4577

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

As of December 18, 2020, there were 3,105,250 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

CLANCY CORP.

INDEX TO FINANCIAL STATEMENTS

Page Number

CONSOLIDATED BALANCE SHEETS	F-1
CONSOLIDATED STATEMENTS OF OPERATIONS	F-2
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT	F-3
COINSOLIDATED STATEMENT OF CASH FLOWS	F-4
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-5 to F-9

CLANCY CORP.

CONSOLIDATED BALANCE SHEETS

ASSETS	October 31, 2020	July 31, 2020
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$34,473	$21,821
Prepaid expense	1,291	7,677
Business advances	—	81,324
TOTAL CURRENT ASSETS	35,764	110,822
OTHER ASSETS
Prepaid expense	—	38,571
Deposit	14,350	13,714
Operating lease right of use – building	153,212	155,602
TOTAL ASSETS	$203,326	$318,709
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$776	$587
Contract liability	8,072	7,714
Contract liability-related party	6,726	6,429
Advances - Related Party	213,355	263,037
Operating lease liability – current	12,424	11,044
TOTAL CURRENT LIABILITIES	241,353	288,811
Operating lease liability – non-current	113,990	110,567
TOTAL LIABILITIES	355,343	399,378
STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, authorized 345,000,000 shares 3,105,250 shares issued and outstanding as of October 31, 2020 and July 31,2020	3,105	3,105
Additional Paid in Capital	63,251	63,251
Accumulated Other Comprehensive Loss	(1,824)	—
Accumulated Deficit	(216,549)	(147,025)
TOTAL STOCKHOLDERS' DEFICIT	(152,017)	(80,669)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$203,326	$318,709

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended October 31, 2020 and 2019

(unaudited)

	2020	2019
REVENUE	$7,927	$—
REVENUE- related party	6,589	—
Cost of goods sold	19,255	—
Gross loss	(4,739)	—
EXPENSES
Lease expense	15,437	1,381
Research & development expense - software	39,531	—
General and administrative expenses	9,817	12,737
TOTAL OPERATING EXPENSES	64,785	14,118
NET LOSS FROM CONTINUING OPERATIONS	(69,524)	(14,118)
Provision for Income Taxes	—	—
NET LOSS	$(69,524)	$(14,118)
Currency translation adjustment	(1,824)	—
COMPREHENSIVE LOSS	$(71,348)	$—
NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.02)	$—
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	3,105,250	3,105,250

See accompanying notes to the consolidated financial statements

CLANCY CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

for the three months ended October 31, 2020

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	In Capital	Loss	Deficit	TOTAL
Balance, July 31,2020 (audited)	3,105,250	$3,105	$63,251	—	$(147,025)	$(80,669)

Net Loss	—	—	—	—	(69,524)	(69,524)
Currency Translation Adjustment	—	—	—	(1,824)	—	(1,824)

Balance, October 31, 2020 (unaudited)	3,105,250	$3,105	$63,251	$(1,824)	$(216,549)	$(152,017)

CLANCY CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

for the three months ended October 31, 2019

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	In Capital	Loss	Deficit	TOTAL
Balance, July 31,2019 (audited)	3,105,250	$3,105	$63,251	—	$(67,508)	$(1,152)

Net Loss	—	—	—	—	(14,118)	(14,118)

Balance, October 31, 2019 (unaudited)	3,105,250	$3,105	$63,251	—	$(81,626)	$(15,270)

See accompanying notes to the consolidated financial statements

CLANCY CORP.

STATEMENT OF CASH FLOWS

for the three months ended October 31, 2020 and 2019

(unaudited)

	2020	2019
OPERATING ACTIVITIES
Net Loss	$(69,524)	$(14,118)
Adjustments to Reconcile Net Cash Used in Operating Activities:
Lease Expense	15,437	1,381
Research & Development Expense - Software	39,531	—
Changes in Assets and Liabilities:
Prepaid Expenses	137	—
Accounts Payable	189	—
Total Net Cash Used in Operating Activities	(14,230)	(12,737)
FINANCING ACTIVITIES
Business Advances Received	83,348	—
Repayment of Loan from a Related Party	(57,206)	12,737
Net Cash Provided by Financing Activities	26,142	12,737
Effects Of Exchange Rate Changes On Cash	740	—
NET INCREASE IN CASH	12,652	—
CASH AT BEGINNING OF PERIOD	21,821	—
CASH AT END OF PERIOD	34,473	—
Supplemental Cashflow Information:
Interest Paid	$—	$—
Taxes Paid	$—	$—
Supplemental Disclosure of Non Cash Lease Activity:
Recognition of Right of use asset	$—	$17,951
Recognition of Lease liability	$—	$(17,951)

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2020

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Clancy Corp. (“the Company”) was incorporated on March 22, 2016 under the laws of the State of Nevada, USA. The Company initially was formed for the purpose of producing and selling handcrafted soaps.

On April 13, 2020, the Company registered Shanghai Clancy Enterprise Management Co., Ltd. (Shanghai Clancy) as a wholly foreign-owned entity and as a wholly owned subsidiary in Shanghai, China. Shanghai Clancy had no business activity from inception through October 31, 2020.

On April 24, 2020, Shanghai Clancy registered Beijing Clancy Information Technology Co., Ltd. (Beijing Clancy) in Beijing as its wholly-owned subsidiary and a second tier subsidiary of the Company.

The main business scope is business management consulting, business information consulting, marketing planning, cultural and art exchange planning consulting (except performance brokers, business performances), corporate image planning, conference services and exhibition and display services.

NOTE 2 – MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although Beijing Clancy started business operation and had generated revenue for the three months ended October 31, 2020, the Company incurred loss, an accumulated deficit and experienced negative cash flow from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mr. Meng, the major stockholder, Chief Executive Officer and sole director of Company, verbally has agreed to provide continued financial support to the Company.

The company’s business objective for the next twelve month and beyond such time will be to expand business operations and increase revenue. The company will focus on product management, digital marketing, refined user operations, performance optimization, after-sales service, etc. to provide customers with more convenient and high- quality service experience.

The Covid-19 pandemic presents novel challenges and a chaotic business environment globally. The duration and intensity of the impact of the Covid-19 to business entities differ geographically. Covid-19 has a limited impact on the Company’s activities since Shanghai Clancy has no activities and Beijing Clancy operations are limited to Beijing, PRC. The impact on the result of operation and the financial statements was immaterial as of October 31, 2020.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Clancy Corp. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Fiscal year end

The Company’s year end is July 31.

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

CLANCY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2020

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to cash and cash equivalents. A portion of the Company’s cash and cash equivalents are deposited with Industrial and Commercial Bank of China Limited in the PRC, which is not insured or otherwise protected. The Company had deposits of $23,693 as of October 31, 2020.  The Company has not experienced any losses in such accounts in the PRC.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities recognized at October 31, 2020 based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

CLANCY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2020

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has operations in China where the local currency of RMB is used to prepare the consolidated financial statements which are translated into the Company’s reporting currency, U.S. dollars. The local currency of RMB is the functional currency for the operations outside the United States. Changes in the exchange rates between this currency and the Company’s reporting currency, are partially responsible for some of the periodic changes in the consolidated financial statements. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the spot rate in effect at the applicable reporting date. Revenues and expenses of the Company’s foreign operations are translated at the average exchange rate during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ deficit. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in general and administrative expense in the period in which they occur. For the three months period ended October 31, 2020 and 2019 there were no realized or unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entities.

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the consolidated financial statements were as follows:

	October 31, 2020	October 31, 2019
Period end USD: RMB exchange rate	6.69	7.04
Average USD: RMB exchange rate	6.83	7.09

Foreign Operations

All of the Company’s operations and assets are located in Beijing China. The Company may be adversely affected by possible political or economic events in this country. The effect of these factors cannot be accurately predicted.

Contract Liabilities Need USD in below amounts

On July 29, 2020, the Company entered into three-year service maintenance agreements with three customers. The three service maintenance agreements total 1,188,000 RMB to be received over the three-year period. The contracts require three months of upfront payments each quarter, totaling 99,000 RMB per quarter. The Company's performance obligation will be satisfied on a monthly basis and the upfront payments will be recognized as revenue, pro rata on a monthly basis, over each fiscal quarter. For the three month period ended October 31, 2020, the company recognized revenue of $14,495.

One of the service maintenance agreements is with a company that is controlled by a supervising officer of Beijing Clancy and thus is deemed to be a related party. The total value of this service maintenance agreement is 540,000 RMB, payable quarterly with upfront quarterly payments of 45,000 RMB.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. In the three months ended October 31, 2020 and 2019, there were no potentially dilutive equity instruments issued or outstanding.

Comprehensive Income

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220, “Comprehensive Income,” in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has one item of other comprehensive loss, consisting of a currency translation adjustment of $1,824 for the three months ended October 31, 2020 compared to $0 for the three months ended October 31, 2019.

CLANCY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2020

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instrument

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

Recently Adopted Accounting Pronouncements

As of October 31, 2020 and for the period then ended, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of October 31, 2020, there was no recently issued accounting standards not yet adopted which would have a material effect on the Company’s consolidated financial statements.

NOTE 4 - OPERATING LEASE RIGHT-OF- USE ASSETS

As of October 31, 2020, the total operating lease Right of Use assets was $153,212. The total operating lease cost was $15,437 and $1,381 for the three-month period ended October 31, 2020 and 2019.

NOTE 5 - LEASE LIABILITIES- OPERATING LEASE

Future minimum lease payments under the operating lease as of October 31, 2020 are:

12 months ended October 31, 2021	$38,496
12 months ended October 31, 2022	63,879
12 months ended October 31, 2023	33,483
Total Lease payments	135,858
Less Imputed Interest	(9,444)
Net Lease liability	$126,414

NOTE 6 - RELATED PARTY TRANSACTIONS

As of October 31, 2020 and July 31, 2020, the balance owing to a related party was $213,355 and $263,037, respectively. As of October 31, 2020 and October 31, 2019, the loan was interest free and unsecured and had no stated terms of repayment.

NOTE 7 - RESEARCH AND DEVELOPMENT EXPENSE

As of October 31, 2020, the company fully expensed the cost of development of software prepaid to a third party in the amount of $39,531. The research and development expense – software development was $39,531 and 0 for the three months ended October 31, 2020 and 2019.

CLANCY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2020

NOTE 8 - CONTRACT LIABILITY

$14,798 of service prepayment including $6,726 from a related party was received as of October 31, 2020 compared to $14,143 including $6, 426 received from a related party as of July 31, 2020.

NOTE 9 - INCOME TAXES

Income tax expense was $0 for the three months ended October 31, 2020 and 2019.

As of July 31, 2020, the Company had no unrecognized tax benefits and, accordingly, the Company did not recognize interest or penalties during the three months ended October 31, 2020 related to unrecognized tax benefits. There was no accrual for uncertain tax positions as of October 31, 2020.

There is no income tax benefit for the losses for the three months ended October 31, 2020 and 2019, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, filed with the Securities and Exchange Commission (“Commission”) on November 12, 2020. More broadly, these factors include, but are not limited to:

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

On March 31, 2020, a change of control occurred with respect to the Company. Pursuant to a Stock Purchase Agreement entered into by and among the Clancy Corp. (“Company”), Gaoyang Liu (“Seller”), and Xiangying Meng (“Buyer”) (the “Purchase Agreement”), Seller assigned, transferred and conveyed to Buyer 60,000,000 shares of common stock of Company (“Common Stock”), which represents 64.4% of the total issued and outstanding shares of the Company, for the sum of $285,000. In addition, Seller assigned his rights and interest to outstanding loans made by Seller to the Company in the amount of $55,609 for the face value of such loans. As a result of the transaction, Mr. Meng owned 67,500,000 shares of common stock of the Company or 72.5% of the issued and outstanding shares of common stock of the Company.

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

On April 13, 2020, the Company registered Shanghai Clancy Enterprise Management Co., Ltd. (Shanghai Clancy) as a wholly foreign-owned entity and as a wholly owned subsidiary in Shanghai, China. Shanghai Clancy had no business activity from inception through October 31, 2020.

On April 24, 2020, Shanghai Clancy registered Beijing Clancy Information Technology Co., Ltd. (Beijing Clancy) in Beijing as a wholly-owned subsidiary. Beijing Clancy had no business activity from inception through April 30, 2020.

Results of Operations

While we commenced limited operations during the first fiscal quarter of this year, at the present time, the Company still is considered a shell company as defined in Rule 504 of the Act. One of our principal business objective for the next 12 months and beyond such time will be to achieve meaningful business operations. Alternatively, if we are unable to successfully develop our business, we may seek a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Revenues.

For the three months ended October 31, 2020 and 2019, the company had revenues of $14,516 and 0, respectively. The revenues are from our technology related business conducted through our WOFE, Shanghai Clancy and its subsidiary, Beijing Clancy.

Cost of Goods Sold

For the three month ended October 31, 2020 and 2019, the Company had cost of goods sold $19,255 and 0, respectively. Cost of goods sold includes salaries and benefits of IT technicians. The increase in cost of goods sold is due to the commencement of our technology driven business in the first quarter of this current fiscal year. We did not have any business operations during the same period of the last fiscal year.

Operating Expenses.

For the three months ended October 31, 2020, the Company had total operating expenses of $64,785, consisting of $15,437 in lease expense, $9,817 in general and administrative expenses and $39,531 in research and development expense. These amounts compare with total operating expenses of $14,118 consisting of lease expense of $1,381 and general and administrative expense of $12,737 recorded in the three months ended October 31, 2019. The increase of $50,667 was due in large part to research and develop costs associated with our recent business developments, along with the three year lease which we entered into in May 2020.

Net Loss.

For the three months ended October 31, 2020 and 2019, the Company had a net loss of $69,524 and $14,118, respectively, for the reasons discussed above.

Cash and Cash Equivalents

 The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $34,473 in cash and equivalents as of October 31, 2020.

Liquidity and Capital Resource

The Company had $34,473 and $21,821, respectively in cash and cash equivalents as of October 31, 2020 and July 31, 2020.

As of October 31, 2020 and July 31, 2020, the Company had working capital deficit of $205,589 and $19,409, respectively. The increase in working capital deficit was due to net loss for the current period.

The Company can provide no assurances that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows from operating and financing activities for the three months ended October 31, 2020 and 2019:

	Three Month Ended	Three Month Ended
	October 31, 2020	October 31, 2019
Total Net Cash Used by Operating Activities	$(14,230)	$(12,737)
Total Net Cash Provided by Financing Activities	26,142	12,737

Effects of Exchange rate Changes on Cash	740	—
Net Change in Cash	$(12,652)	$—

Operating Activities

During the three month ended October 31, 2020, the Company had a net loss of $69,524 and after adjusting for lease expense, research and development expense, prepaid expense and increase in accounts payable, a net cash used in operating activities of $14,230 was recorded. By comparison, during the three month period ended October 31, 2019, the Company incurred a net cash used in operating activities of $12,737.

Financing Activities

During the three months ended October 31, 2020, the Company repaid $57,206 in advances from the Company’s majority shareholder offset by $83,348 in advances returned from two non-affiliates, which resulted in $26,142 in total net cash provided by financing activities for the period. By comparison, during the three months ended October 31, 2019, the Company received $12,737 in advances from the Company’s majority shareholder resulting in $12,737 in total net cash provided by financing activities for the period.

Our financial statements reflect the fact that we do not have enough revenue to cover expenses. We are at present under-capitalized. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of October 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Change in Internal Control over Financial Reporting

During the quarter ended October 31, 2020, there has been no changes in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Date: December 18, 2020	CLANCY CORP.

/s/ Xiangying Meng
Xiangying Meng