Form 10-Q
period 2021-01-31
Clancy Corp
filed 2021-05-13
CIK 1681769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

189-1098-4577

(Registrant’s telephone number, including area code)

n/a	n/a

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, ” “non-accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 10, 2021, there were 153,105,464 shares of common stock, $0.001 par value per share, outstanding.

CLANCY CORP.

CLANCY CORP.

CONSOLIDATED BALANCE SHEETS

	As of January 31, 2021 (Unaudited)	As of July 31, 2020
ASSETS

CURRENT ASSETS
Cash and equivalents	266,495	21,821
Accounts receivable	15,299	—
Prepaid expenses	994	7,677
Business advances	—	81,324

Total current assets	282,788	110,822

NONCURRENT ASSETS
Prepaid expense	—	38,571
Deposit - rent	14,836	13,714
Right of use asset, net	138,245	155,602

Total noncurrent assets	153,081	207,887

TOTAL ASSETS	435,869	318,709

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	5,636	587
Advance from customers	8,345	7,714
Advance from customer - related party	6,954	6,429
Advance from related party	217,748	263,037
Operating lease liability	79,004	11,044

Total current liabilities	317,687	288,811

Operating lease liability, non-current	49,180	110,567

TOTAL LIABILITIES	366,867	399,378

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 153,105,464 shares and 3,105,250 shares issued and outstanding at January 31, 2021 and July 31, 2020	153,105	3,105
Additional paid-in capital	213,251	63,251
Accumulated other comprehensive loss	(1,915)	—
Accumulated deficit	(295,439)	(147,025)

TOTAL EQUITY (DEFICIT)	69,002	(80,669)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	435,869	318,709

CLANCY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	SIX MONTHS ENDED JANUARY 31,		THREE MONTHS ENDED JANUARY 31,
	2021	2020	2021	2020

Revenues	16,166	$—	8,239	$—
Revenues - related party	13,472	—	6,883	—

Total Revenues	29,638	—	15,122	—

Cost of revenues	74,861	—	55,606	—

Gross loss	(45,223)	—	(40,484)	—

Operating expenses
Research and development expense-software	39,531	—	—	—
General and administrative	63,695	29,841	39,449	15,723

Total operating expenses	103,226	29,841	39,449	15,723

Loss from operations	(148,449)	(29,841)	(79,933)	(15,723)

Non-operating income
Interest income	35	—	35	—

Total non-operating loss, net	35	—	35	—

Loss before income tax	(148,414)	(29,841)	(79,898)	(15,723)

Income tax expense	—	—	—	—

Net loss	(148,414)	(29,841)	(79,898)	(15,723)

Other comprehensive item
Foreign currency translation loss	(1,915)	—	(91)	—

Comprehensive loss	(150,329)	(29,841)	(79,989)	(15,723)

Basic weighted average shares outstanding	35,714,160	3,105,250	68,322,855	3,105,250

Basic net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

CLANCY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JANUARY 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(148,414)	(29,841)
Lease expense	30,397	2,762
(Increase) decrease in assets and liabilities:
Accounts receivable	(14,819)	—
Prepaid expense	43,342	—
Accounts payable	5,000	—

Net cash used in operating activities	(84,494)	(27,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued for equity financing	300,000	—
Changes in due to related party	26,368	39,457

Net cash provided by financing activities	326,368	39,457

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	2,800	—

NET INCREASE IN CASH AND EQUIVALENTS	244,674	12,378

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	21,821	—

CASH AND EQUIVALENTS, END OF PERIOD	266,495	12,378

Supplemental cash flow data:
Income tax paid	$—	$—
Interest paid	$—	$—
Supplemental Disclosure of Non-cash lease activities:

Recognition of right of use asset	$—	17,951
Recognition of lease liability	$—	(17,951)

CLANCY CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance July 31, 2020	3,105,250	3,105	63,251	—	(147,025)	(80,669)

Net Loss	—	—	—	—	(68,517)	(668,517)

Currency Translation Adjustment	—	—	—	(1,824)	—	(1,824)

Balance October 31, 2020	3,105,250	3,105	63,251	(1,824)	(215,542)	(151,010)

Net Loss	—	—	—	—	(79,898)	(79,898)

Rounding of shares due to stock split	214	—	—	—	—	—

Shares Issued for Equity Financing	150,000,000	150,000	150,000	—	—	300,000

Currency Translation Adjustment	—	—	—	(91)	—	(91)

Balance January 31, 2021	153,105,464	153,105	213,251	(1,915)	(29,295,439)	69,002

For the six months ended January 31, 2020
	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	loss	Deficit	Total
Balance July 31, 2019	3,105,250	3,105	63,251	—	(67,508)	(1,152)

Net Loss	—	—	—	—	(14,118)	(14,118)

Balance October 31, 2019	3,105,250	3,105	63,251	—	(81,626)	(15,270)

Net Loss	—	—	—	—	(15,723)	(15,723)

Balance January 31, 2020	3,105,250	3,105	63,251	—	(97,349)	(30,993)

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021 (Unaudited) and July 31, 2020

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Clancy Corp. (“the Company”) was incorporated on March 22, 2016 under the laws of the State of Nevada, USA.

On April 13, 2020, the Company registered Shanghai Clancy Enterprise Management Co., Ltd. (Shanghai Clancy) as a wholly foreign-owned entity and as a wholly owned subsidiary in Shanghai, China. Shanghai Clancy had no business activity from inception through January 31, 2021.

On April 24, 2020, Shanghai Clancy registered Beijing Clancy Information Technology Co., Ltd. (Beijing Clancy) in Beijing as its wholly-owned subsidiary and a second tier subsidiary of the Company.

The main business scope of the Company is business management consulting, business information consulting, marketing planning, cultural and art exchange planning consulting (except performance brokers, business performances), corporate image planning, conference services and exhibition and display services.

NOTE 2 – MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although Beijing Clancy started business operation and had generated revenue for the six and three months ended January 31, 2021, the Company incurred loss, an accumulated deficit and experienced negative cash flow from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Covid-19 pandemic presents novel challenges and a chaotic business environment globally. The duration and intensity of the impact of the Covid-19 to business entities differ geographically. Covid-19 has a limited impact on the Company’s activities since Shanghai Clancy has no activities and Beijing Clancy operations are limited to Beijing, PRC. There are some new Covid-19 cases discovered in a few provinces of China, however, the number of new cases are not significant due to PRC government’s strict control. The impact on the result of operation and the financial statements was immaterial as of January 31, 2021.

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

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021 (Unaudited) and July 31, 2020

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fiscal year end

The Company’s year-end is July 31.

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

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to cash and cash equivalents. Balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (US$77,000) per bank. Balances at Federal Deposit Insurance Corporation (“FDIC”) insured bank in US are covered by insurance up to $250,000 per depositor per insured-bank. As of January 31, 2021, cash held in the PRC bank of approximately $192,800 was not covered by the insurance. The Company has not experienced any losses in such accounts in the PRC.

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021 (Unaudited) and July 31, 2020

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities recognized at January 31, 2021 based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has elected not to recognize operating lease ROU assets and liabilities arising from short-term leases.

Advance from Customers - Contract Liability

On July 29, 2020, the Company entered into three-year service maintenance agreements with three customers. The three service maintenance agreements total 1,188,000 RMB to be received over the three-year period. The contracts require three months of upfront payments each quarter, totaling 99,000 RMB per quarter. The Company's performance obligation will be satisfied on a monthly basis and the upfront payments will be recognized as revenue, pro rata on a monthly basis, over each fiscal quarter. For the six and three months period ended January 31, 2021, the company recognized revenue of $29,638 and $15,122, respectively.

One of the service maintenance agreements is with a company that is controlled by a supervising officer of Beijing Clancy and thus is deemed to be a related party. The total value of this particular service maintenance agreement is 540,000 RMB, payable quarterly with upfront quarterly payments of 45,000 RMB.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. In the six and three months ended January 31, 2021 and 2020, there were no potentially dilutive equity instruments issued or outstanding.

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021 (Unaudited) and July 31, 2020

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income.” Gains and losses resulting from foreign currency transactions are included in income. There was no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company follows FASB ASC Topic 220, “Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the consolidated financial statements were as follows:

	January 31, 2021	January 31, 2020
Period end USD: RMB exchange rate	6.4709	6.8876
Average USD: RMB exchange rate	6.6807	7.0221

Financial Instrument

The carrying value of the Company’s short-term financial instruments, such as prepaid expenses, security deposit, accounts payable and advances, approximates their fair values because of their short maturities.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recently Adopted Accounting Pronouncements

As of January 31, 2021 and for the period then ended, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of January 31, 2021, there was no recently issued accounting standards not yet adopted which would have a material effect on the Company’s consolidated financial statements.

 CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021 (Unaudited) and July 31, 2020

NOTE 4 - OPERATING LEASE RIGHT-OF- USE ASSETS

As of January 31, 2021, the total operating lease Right of Use assets was $139,074. The total operating lease cost was $30,397 and $2,762, respectively, for the six-month period ended January 31, 2021 and 2020. The total operating lease cost was $15,968 and $1,381, respectively, for the three-month period ended January 31, 2021 and 2020.

NOTE 5 - LEASE LIABILITIES- OPERATING LEASE

Future minimum lease payments under the operating lease as of January 31, 2021 are:

12 months ended January 31, 2022	$75,543
12 months ended January 31, 2023	64,203
Total Lease payments	139,746
Less Imputed Interest	(11,561)
Net Lease liability	$128,184

NOTE 6 - RELATED PARTY TRANSACTIONS

As of January 31, 2021, and July 31, 2020, the balance owing to a related party was $217,748 and $263,037, respectively. The loan was interest free and unsecured and had no stated terms of repayment.

NOTE 7 - RESEARCH AND DEVELOPMENT EXPENSE

As of January 31, 2021, the company fully expensed the cost of development of software prepaid to a third party in the amount of $39,531 due to termination of the service. The research and development expense – software development was $39,531 and 0 for the six months ended January 31, 2021 and 2020, respectively. The research and development expense – software development was $0 for the three months ended January 31, 2021 and 2020.

NOTE 8 - ADVANCE FROM CUSTOMERS - CONTRACT LIABILITY

As of January 31, 2021, the Company had $15,299 advance from customers for service to be performed, of which, $6,954 was from a related party. As of July 31, 2020, the Company had $14,143 advance from customers for service to be performed, of which, $6, 429 was from a related party.

NOTE 9 - SHARES ISSUED FOR EQUITY FINANCING

In December 2020, the Company issued 150,000,000 shares of common stock of the Company to five individuals including the Company’s CEO, at $0.002 per share. The Company received proceeds of $300,000 from this private placement.

NOTE 10 - INCOME TAXES

Income tax expense was $0 for the six and there months ended January 31, 2021 and 2020.

As of January 31, 2021, the Company had no unrecognized tax benefits and, accordingly, the Company did not recognize interest or penalties during the six and three months ended January 31, 2021 related to unrecognized tax benefits. There was no accrual for uncertain tax positions as of January 31, 2021.

There is no income tax benefit for the losses for the six and three months ended January 31, 2021 and 2020, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Comparison of three months ended January 31, 2021 and 2020

Revenues

For the three months ended January 31, 2021 and 2020, the company had revenues of $15,122 and 0, respectively. The revenues are from our technology related business conducted through Beijing Clancy.

Cost of Revenues

For the three months ended January 31, 2021 and 2020, the Company had cost of revenues $55,606 and 0, respectively. Cost of revenues includes salaries and benefits of IT technicians. The increase in cost of revenues is due to the commencement of our technology driven business in the report period of this current fiscal year. We did not have any business operations during the same period of the last fiscal year.

Operating Expenses

For the three months ended January 31, 2021, the Company had total operating expenses of $40,456, consisting of $16,975 in lease expense, $23,481 in general and administrative expenses. These amounts compare with total operating expenses of $15,723 consisting of lease expense of $1,381 and general and administrative expense of $14,342 recorded in the three months ended January 31, 2020. The increase of $24,733 was due to increased lease expense by $15,594, increased legal expense by $2,600 and increased edgar fee by $2,690.

Net Loss

For the three months ended January 31, 2021 and 2020, the Company had a net loss of $80,905 and $15,723, respectively, for the reasons discussed above.

Comparison of six months ended January 31, 2021 and 2020

Revenues

For the six months ended January 31, 2021 and 2020, the company had revenues of $29,638 and 0, respectively. The revenues are from our technology related business conducted through Beijing Clancy.

Cost of Revenues

For the six months ended January 31, 2021 and 2020, the Company had cost of revenues $74,861 and $0, respectively. Cost of revenues includes salaries and benefits of IT technicians. The increase in cost of revenues is due to the commencement of our technology driven business in the report period of this current fiscal year. We did not have any business operations during the same period of the last fiscal year.

Operating Expenses

For the six months ended January 31, 2021, the Company had total operating expenses of $105,241, consisting of $32,412 in lease expense, $33,298 in general and administrative expenses and $39,531 in research and development expense. These amounts compare with total operating expenses of $29,841 consisting of lease expense of $2,762, and general and administrative expense of $27,079 recorded in the six months ended January 31, 2020. The increase of $75,400 was due to increased research and develop costs associated with our recent business developments, along with increased lease expense from the three-year lease which we entered into in May 2020.

Net Loss

For the six months ended January 31, 2021 and 2020, the Company had a net loss of $150,429 and $29,841, respectively, for the reasons discussed above.

Liquidity and Capital Resource

The Company had $266,495 and $21,821, respectively, in cash and cash equivalents as of January 31, 2021 and July 31, 2020.

As of January 31, 2021 and July 31, 2020, the Company had working capital deficit of $23,437 and $177,989, respectively. The decrease in working capital deficit was due to increased revenues and an equity financing of $300,000 was completed for the current period.

The Company can provide no assurances that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows from operating and financing activities for the six months ended January 31, 2021 and 2020:

	Six Month Ended	Six Month Ended
	January 31, 2021	January 31, 2020
Net Cash Used in Operating Activities	$(84,494)	$(27,079)
Net Cash Provided by Financing Activities	326,368	39,457

Effects of Exchange rate Changes on Cash	2,800	—
Net Change in Cash	$244,674	$12,378

Operating Activities

During the six months ended January 31, 2021, the Company had a operating loss of $148,449 and after adjusting for lease expense, decreased cash payment on prepaid expenses and decreased payment on accounts payable, a net cash used in operating activities of $84,494 was recorded. By comparison, during the six months period ended January 31, 2020, the Company incurred a net cash used in operating activities of $27,079, which was mainly from net loss of $29,841.

Financing Activities

During the six months ended January 31, 2021, the Company had cash provided by financing activities of $326,368, which was mainly consisted of shares issued from an equity financing for $300,000, and increased due from a related party (also the Company’s major shareholder) of $26,368. By comparison, during the six months ended January 31, 2020, the Company had $39,457 due from a related party, which is also the Company’s major shareholder.

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

On December 23, 2020, the Company closed a private placement of its common stock to five parties pursuant to which five parties subscribed to 150,000,000 shares of common stock for the sum of $300,000. Of the total offering, Mr. Xiangying Meng, our sole officer and director, subscribed to 75,550,000 shares and paid the Company the sum of $151,100.

Results of Operations

While we commenced limited operations during the first quarter of the current fiscal year. At the present time, the Company still is considered a shell company as defined in Rule 504 of the Act. One of our principal business objective for the next 12 months and beyond such time will be to achieve meaningful business operations. Alternatively, if we are unable to successfully develop our business, we may seek a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Three Month and Six Month Periods Ended January 31, 2021 and 2020

Revenues

Revenues principally consists of system maintenances service for customers. Revenue was $15,152 in the three months ended January 31, 2021 and $0 in the three months ended January 31, 2020. Revenue increased to $29,668 in the six months ended January 31, 2021 from $0 in the six months ended January 31, 2020. The changes during the three and six months ended January 31, 2021 was primarily attributable to our technology related business conducted through our WOFE, Beijing Clancy, which began in the first quarter of the current fiscal year.

Cost of Revenue

Cost of Revenue consists of salaries and benefits of IT technicians. Cost of revenue was $56,362 in the three months ended January 31, 2021 and $0 in the three months ended January 31, 2020. Cost of revenue increased to $75,617 in the six months ended January 31, 2021 from $0 in the six months ended January 31, 2020. The increase in cost of revenue was attributable to our commencement of technology driven business in the first quarter of this current fiscal year. We did not have any business operations during the same periods of the last fiscal year.

Operating Expenses.

Operating expenses principally consist of lease expense, general and administrative expense, and research and development expense. Operating expense was $36,582 in the three months ended January 31, 2021 compared with $15,723 in the three months ended January 31, 2020. Operating expense increased to $101,367 in the six months ended January 31, 2021 from $29,841 in the six months ended January 31, 2020. The increase for both periods was primarily attributable to an increase in research & development expense.

Net Loss.

The Company had a net loss of $77,792 and $15,723 for the three months ended January 31, 2021 and 2020, respectively and a net loss of $147,316 and $29,841 for the six months ended January 31, 2021 and 2020, respectively, for the reasons discussed above.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $268,113 in cash and equivalents as of January 31, 2021.

Liquidity and Capital Resource

The Company had $268,113 and $21,821 in cash and cash equivalents as of January 31, 2021 and July 31, 2020.

As of January 31, 2021 and July 31, 2020, the Company had working capital deficit of $22,136 and $259,313. The decrease in working capital deficit was due to completion of the private placement discussed above during the current period.

The Company can provide no assurances that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows from operating and financing activities for the six months ended January 31, 2021 and 2020:

	Six Month Ended	Six Month Ended
	January 31, 2020	January 31, 2020
Total Net Cash Used by Operating Activities	$(86,290)	$(27,079)
Total Net Cash Provided by Financing Activities	326,142	39,457
Effects of Exchange rate Changes on Cash	6,440	—
Net Change in Cash	$246,292	$12,378

Operating Activities

During the six months ended January 31, 2021, the Company had a net loss of $147,316 and after adjusting for amortization, research and development expense, contract liability, prepaid expense and increase in accounts payable, a net cash used in operating activities of $86,290 was recorded. By comparison, during the six month period ended January 31, 2020, the Company incurred a net cash used in operating activities of $27,079.

Financing Activities

During the six months ended January 31, 2021, the Company received loan proceeds of $57,206 from a related party, and re-paid $83,348 in advances previously made by the Company’s majority shareholder, which resulted in $26,142 in total net cash provided by these two financing activities. In addition, during the same period, the Company completed a private placement of 150,000,000 shares of common stock for cash proceeds of $300,000. For the six months ended January 31, 2021, financing activities provided total net cash $326,142. By comparison, the Company received $39,457 in advances from the Company’s majority shareholder resulting in $39,457 in total net cash provided by financing activities for the six months ended January 31,2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of January 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Change in Internal Control over Financial Reporting

During the quarter ended January 31, 2021, there has been no changes in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 13, 2021	CLANCY CORP.

/s/ Xiangying Meng
Xiangying Meng