Form 10-Q
period 2021-04-30
Clancy Corp
filed 2021-06-14
CIK 1681769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “ “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

CLANCY CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CLANCY CORP.
CONSOLIDATED BALANCE SHEETS

	As of April 30, 2021 (Unaudited)	As of July 31, 2020
ASSETS

CURRENT ASSETS
Cash and equivalents	$204,517	$21,821
Prepaid expenses	697	7,677
Business advances	—	81,324

Total current assets	205,214	110,822

NONCURRENT ASSETS
Prepaid expense	—	38,571
Deposit - rent	14,844	13,714
Right of use asset, net	122,093	155,602

Total noncurrent assets	136,937	207,887

TOTAL ASSETS	$342,151	$318,709

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	1,436	587
Advance from customers	—	7,714
Advance from customer - related party	—	6,429
Advance from related party	219,432	263,037
Operating lease liability	67,797	11,044

Total current liabilities	288,665	288,811

Operating lease liability, non-current	60,688	110,567

TOTAL LIABILITIES	349,353	399,378

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 153,105,464 shares and 3,105,250 shares issued and outstanding at April 30, 2021 and July 31, 2020	153,105	3,105
Additional paid-in capital	213,251	63,251
Accumulated other comprehensive loss	(3,059)	—
Accumulated deficit	(370,499)	(147,025)

TOTAL EQUITY (DEFICIT)	(7,202)	(80,669)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$342,151	$318,709

See accompanying notes to financial statements.

CLANCY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	NINE MONTHS ENDED APRIL 30,		THREE MONTHS ENDED APRIL 30,
	2021	2020	2021	2020
Revenues	$24,376	$—	$8,210	$—
Revenues - related party	20,312	—	6,840	—

Total Revenues	44,688	—	15,050	—

Cost of revenues	142,548	—	67,687	—

Gross loss	(97,861)	—	(52,638)	—

Operating expenses
Research and development expense-software	40,624	—	1,093	—
General and administrative	85,220	56,819	21,525	26,977

Total operating expenses	125,844	56,819	22,618	26,977

Loss from operations	(223,706)	(56,819)	(75,257)	(26,977)

Non-operating income
Interest income	231	—	196	—

Total non-operating loss, net	231	—	196	—

Loss before income tax	(223,475)	(56,819)	(75,061)	(26,977)

Income tax expense	—	—	—	—

Net loss	(223,475)	(56,819)	(75,061)	(26,977)

Other comprehensive item
Foreign currency translation loss	(3,059)	—	(1,144)	—

Comprehensive loss	$(226,534)	$(56,819)	$(76,205)	$(26,977)

Basic weighted average shares outstanding	73,435,134	3,105,250	153,105,464	3,105,250

Basic net loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.01)

See accompanying notes to financial statements.

CLANCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED APRIL 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(223,475)	$(56,819)
Lease expense	48,983	4,216
(Increase) decrease in assets and liabilities:
Accounts receivable	—	587
Business advances	10,422	—
Prepaid expense	41,581	—
Accounts payable	800	—
Advances from customers	(14,896)	—
Net cash used in operating activities	(136,584)	(52,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued for equity financing	300,000	—
Changes in due to related party	17,565	54,457

Net cash provided by financing activities	317,565	54,457

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	1,716	—

NET INCREASE IN CASH AND EQUIVALENTS	182,696	2,441

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	21,821	—

CASH AND EQUIVALENTS, END OF PERIOD	$204,517	$2,441

Supplemental cash flow data:
Income tax paid	$—	$—
Interest paid	$—	$—

Supplemental Disclosure of Non-cash lease activities:
Recognition of right of use asset	$—	$17,951
Recognition of lease liability	$—	$(17,951)

See accompanying notes to financial statements.

CLANCY CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

For the nine months ended April 30, 2021

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance July 31, 2020	3,105,250	$3,105	$63,251	$—	$(147,025)	$(80,669)

Net Loss	—	—	—	—	(68,517)	(68,517)

Currency Translation Adjustment	—	—	—	(1,824)	—	(1,824)

Balance October 31, 2020	3,105,250	3,105	63,251	(1,824)	(215,542)	(151,010)

Net Loss	—	—	—	—	(79,898)	(79,898)

Rounding of shares due to stock split	214	—	—	—	—	—

Shares Issued for Equity Financing	150,000,000	150,000	150,000	—	—	300,000

Currency Translation Adjustment	—	—	—	(91)	—	(91)

Balance January 31, 2021	153,105,464	153,105	213,251	(1,915)	(295,439)	69,002

Net loss	—	—	—	—	(75,061)	(75,061)

Currency translation	—	—	—	(1,144)	—	(1,144)

Balance, April 30, 2021	153,105,464	$153,105	$213,251	$(3,059)	$(370,500)	$(7,202)

For the nine months ended April 30, 2020

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	loss	Deficit	Total
Balance July 31, 2019	3,105,250	$3,105	$63,251	$—	$(67,508)	$(1,152)

Net Loss	—	—	—	—	(14,118)	(14,118)

Balance October 31, 2019	3,105,250	3,105	63,251	—	(81,626)	(15,270)

Net Loss	—	—	—	—	(15,723)	(15,723)

Balance January 31, 2020	3,105,250	3,105	63,251	—	(97,349)	(30,993)

Net loss	—	—	—	—	(26,977)	(26,977)

Balance, April 30, 2020	3,105,250	$3,105	$63,251	$—	$(124,326)	$(57,970)

See accompanying notes to financial statements.

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2021 (Unaudited) and July 31, 2020

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Clancy Corp. (“Company”) was incorporated on March 22, 2016 under the laws of the State of Nevada, USA.

On April 13, 2020, the Company registered Shanghai Clancy Enterprise Management Co., Ltd. (Shanghai Clancy) as a wholly foreign-owned entity and as a wholly owned subsidiary in Shanghai, China. Shanghai Clancy had no business activity from inception through April 30, 2021.

On April 24, 2020, Shanghai Clancy registered Beijing Clancy Information Technology Co., Ltd. (Beijing Clancy) in Beijing as its wholly-owned subsidiary and a second tier subsidiary of the Company.

From August 1, 2020 to April 30, 2021, the Company business centered on providing IT services to a small number of clients. Beginning in May 2021, the Company terminated its IT services and re-focused its business operations to business consulting services to small and median sized businesses. Management believes their prior business experience will enable them to assist small and medium sized companies improve their operating efficiencies. The Company will charge its clients based on their performance. Management believes the new business model will reduce internal overhead costs and potentially provide a larger market for its services.

NOTE 2 – GOING CONVERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although Beijing Clancy started business operation and had generated revenue for the nine and three months ended April 30, 2021, the Company incurred loss, an accumulated deficit and experienced negative cash flow from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Covid-19 pandemic presents novel challenges and a chaotic business environment globally. The duration and intensity of the impact of the Covid-19 to business entities differ geographically. Covid-19 has a limited impact on the Company’s activities since Shanghai Clancy has no activities and Beijing Clancy operations are limited to Beijing, PRC. The impact on the Company’s result of operation and the financial statements was immaterial as of April 30, 2021.

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

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to cash and cash equivalents. Balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (US$77,000) per bank. Balances at Federal Deposit Insurance Corporation (“FDIC”) insured bank in US are covered by insurance up to $250,000 per depositor per insured-bank. As of April 30, 2021, cash held in the PRC bank of approximately $122,213 was not covered by the insurance. The Company has not experienced any losses in such accounts in the PRC.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities recognized at April 30, 2021 based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has elected not to recognize operating lease ROU assets and liabilities arising from short-term leases.

Advance from Customers - Contract Liability

On July 29, 2020, the Company entered into three-year service maintenance agreements with three customers. The three service maintenance agreements total 1,188,000 RMB to be received over the three-year period. The contracts require three months of upfront payments each quarter, totaling 99,000 RMB per quarter. The Company’s performance obligation will be satisfied on a monthly basis and the upfront payments will be recognized as revenue, pro rata on a monthly basis, over each fiscal quarter. For the nine and three months period ended April 30, 2021, the company recognized revenue of $44,687 and $15,050, respectively.

One of the service maintenance agreements is with a company that is controlled by a supervising officer of Beijing Clancy and thus is deemed to be a related party. The total value of this particular service maintenance agreement is 540,000 RMB, payable quarterly with upfront quarterly payments of 45,000 RMB.

The Company recently determined to re-focus is business strategy and direction. As a result, the Company has ceased its IT service maintenance agreements with its customers effective April 30, 2021 and re-focused its business operations to business consulting services to small and median sized businesses. Management believes their prior business experience will enable them to assist small and medium sized companies improve their operating efficiencies. The Company will charge its clients based on their performance. Management believes the new business model will reduce internal overhead costs and potentially provide a larger market for its services.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. In the nine and three months ended April 30, 2021 and 2020, there were no potentially dilutive equity instruments issued or outstanding.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the consolidated financial statements were as follows:

	April 30, 2021	April 30, 2020
Period end USD: RMB exchange rate	6.6462	7,0571
Average USD: RMB exchange rate	6.4672	7.0141

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

Recently Adopted Accounting Pronouncements

As of April 30, 2021 and for the period then ended, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of April 30, 2021, there was no recently issued accounting standards adopted which would have a material effect on the Company’s consolidated financial statements.

NOTE 4 - OPERATING LEASE RIGHT-OF-USE ASSETS

As of April 30, 2021, the total operating lease Right of Use assets were $122,093. The total operating lease cost was $49,392 and $4,860, respectively, for the nine-month period ended April 30, 2021 and 2020. The total operating lease cost was $16,481 and $1,620, respectively, for the three-month period ended April 30, 2021 and 2020.

NOTE 5 - LEASE LIABILITIES- OPERATING LEASE

Future minimum lease payments under the operating lease as of April 30, 2021 are:

12 months ended April 30, 2022	$75,577
12 months ended April 30, 2023	64,237
Total Lease payments	139,814
Less Imputed Interest	(11,329)
Net Lease liability	$128,485

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s major shareholder has orally agreed to loan funds to the Company for its operations on an as needed basis. For the nine months ended April 30, 2021 and 2020, the major shareholder loaned the Company $17,565 and 54,457, respectively.

As of April 30, 2021 and July 31, 2020, the balance owing the major shareholder was $219,432 and $263,037, respectively. The loan is interest free and unsecured and had no stated terms of repayment.

NOTE 7 - RESEARCH AND DEVELOPMENT EXPENSE

As of April 30, 2021, the Company fully expensed the cost of development of software prepaid to a third party in the amount of $40,624 due to termination of the service. The research and development expense – software development was $40,624 and 0 for the nine months ended April 30, 2021 and 2020, respectively. The research and development expense – software development was $1,093 and $0 for the three months ended April 30, 2021 and 2020, reprehensively.

NOTE 8 - ADVANCE FROM CUSTOMERS - CONTRACT LIABILITY

At the beginning of the quarter ended April 30, 2021, the Company had $15,299 advance from customers for service to be performed, of which, $6,954 was from a related party. At the ended of the quarter, we applied the advances to the revenue for this quarter, so as of April 30, 2021, the balance was zero. As of July 31, 2020, the Company had $14,143 advance from customers for service to be performed, of which, $6,429 was from a related party.

NOTE 9 - SHARES ISSUED FOR EQUITY FINANCING

In December 2020, the Company issued 150,000,000 shares of common stock of the Company to five individuals including the Company’s CEO, at $0.002 per share. The Company received proceeds of $300,000 from this private placement. As of April 30, 2021 and July 31, 2020, the shares out issued and standing were 153,105,464 and 3,105,250, respectively.

NOTE 10 - INCOME TAXES

Income tax expense was $0 for the nine and there months ended April 30, 2021 and 2020.

As of April 30, 2021, the Company had no unrecognized tax benefits and, accordingly, the Company did not recognize interest or penalties during the nine and three months ended April 30, 2021 related to unrecognized tax benefits. There was no accrual for uncertain tax positions as of April 30, 2021.

There is no income tax benefit for the losses for the nine and three months ended April 30, 2021 and 2020, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filing the financial statements with the Securities and Exchange Commission, the date the financial statements were available to be issued. Management is not aware of any reportable events that occurred subsequent to the balance sheet date up to the date of filing this report.

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

Comparison of three months ended April 30, 2021 and 2020

Revenues

For the three months ended April 30, 2021 and 2020, the company had revenues of $15,050 and 0, respectively. The revenues are from our IT related business conducted through Beijing Clancy. We ceased that business as of April 30, 202. Beginning in May 2021, the Company re-focused its business operations to business consulting services to small and median sized businesses. Management believes their prior business experience will enable them to assist small and medium sized companies improve their operating efficiencies. The Company will charge its clients based on their performance. Management believes the new business model will reduce internal overhead costs and potentially provide a larger market for its services.

Cost of Revenues

For the three months ended April 30, 2021 and 2020, the Company had cost of revenues $67,687 and 0, respectively. Cost of revenues includes salaries and benefits of IT technicians. The increase in cost of revenues is due to the commencement of our technology driven business in the report period of this current fiscal year. We did not have any business operations during the same period of the last fiscal year.

Operating Expenses

For the three months ended April 30, 2021, the Company had total operating expenses of $22,618, consisting of $16,481 in lease expense, $6,137 in general and administrative expenses. These amounts compare with total operating expenses of $26,977 consisting of lease expense of $1,454 and general and administrative expense of $25,523 recorded in the three months ended April 30, 2020. The decrease of $4,359 was due to the decrease in general and administrative expense.

Net Loss

For the three months ended April 30, 2021 and 2020, the Company had a net loss of $75,257 and $26,977, respectively, for the reasons discussed above, mainly the increase of the cost of revenues.

Comparison of nine months ended April 30, 2021 and 2020

Revenues

For the nine months ended April 30, 2021 and 2020, the company had revenues of $44,688 and 0, respectively. The revenues are from our technology related business conducted through Beijing Clancy. As mentioned above, we ceased that business as of April 30, 2021. Beginning in May 2021, the Company re-focused its business operations to business consulting services to small and median sized businesses. Management believes their prior business experience will enable them to assist small and medium sized companies improve their operating efficiencies. The Company will charge its clients based on their performance. Management believes the new business model will reduce internal overhead costs and potentially provide a larger market for its services.

Cost of Revenues

For the nine months ended April 30, 2021 and 2020, the Company had cost of revenues $142,548 and $0, respectively. Cost of revenues includes salaries and benefits of IT technicians. The increase in cost of revenues is due to the commencement of our technology driven business in the report period of this current fiscal year. We did not have any business operations during the same period of the last fiscal year.

Operating Expenses

For the nine months ended April 30, 2021, the Company had total operating expenses of $125,844, consisting of $49,392 in lease expense, $35,828 in general and administrative expenses and $40,624 in research and development expense. These amounts compare with total operating expenses of $56,819 consisting of lease expense of $4,216, and general and administrative expense of $52,603 recorded in the nine months ended April 30, 2020. The increase of $69,025 was due to increased research and develop costs associated with our recent business developments, along with increased lease expense from the three-year lease which we entered into in May 2020.

Net Loss

For the nine months ended April 30, 2021 and 2020, the Company had a net loss of $223,475 and $56,819, respectively, for the reasons discussed above.

Liquidity and Capital Resource

The Company had $204,517 and $21,821, respectively, in cash and cash equivalents as of April 30, 2021 and July 31, 2020.

As of April 30, 2021 and July 31, 2020, the Company had working capital deficit of $83,451 and $177,989, respectively. The decrease in working capital deficit was due to increased revenues and an equity financing of $300,000 was completed for the current period.

The Company can provide no assurances that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating and financing activities for the nine months ended April 30, 2021 and 2020:

	Nine Month Ended	Nine Month Ended
	April 30, 2021	April 30, 2020
Net Cash Used in Operating Activities	$(147,007)	$(52,016)
Net Cash Provided by Financing Activities	327,987	54,457

Effects of Exchange rate Changes on Cash	1,716	2,441
Net Change in Cash	$182,696	$2,441

Operating Activities

During the nine months ended April 30, 2021, the Company had a net loss of $223,475 and after adjusting for lease expense, decreased cash payment on prepaid expenses and decreased payment on accounts payable, a net cash used in operating activities of $147,007 was recorded. By comparison, during the nine months period ended April 30, 2020, the Company incurred net cash used in operating activities of $52,016, which was mainly from net loss of $56,819.

Financing Activities

During the nine months ended April 30, 2021, the Company had cash provided by financing activities of $327,987, which was mainly consisted of shares issued from an equity financing for $300,000, and increased due to a related party (also the Company’s major shareholder) of $27,987. By comparison, during the nine months ended April 30, 2020, the Company had $54,457 increase from due to a related party, which is also the Company’s major shareholder.

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

Date: June 14, 2021	CLANCY CORP.

/s/ Xiangying Meng
Xiangying Meng