Form 10-K
period 2021-07-31
Clancy Corp
filed 2021-11-12
CIK 1681769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2021

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

Registrant’s telephone number, including area code: +86-189-1098-4577

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of the last business day of the Issuer’s most recently completed second fiscal quarter, January 31, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $261,457,749.

As of November 12, 2021, there were 153,105,464 shares of Common Stock, $0.001 par value per share, outstanding.

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

Proposed Combinations

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

The present majority stockholder of the Company will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, the Registrant’s sole director may resign and one or more new directors may be appointed by our majority stockholder.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management with the consent of our majority stockholder. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

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

During third calendar quarter of 2020, the Company entered into contracts with three clients to provide server maintenance on terms generally described below:

Client A.

Term: July 29, 2020 to July 28, 2023.

Payment terms: 216,000 RMB ($32,400) ratable payments made quarterly during term.

Client B.

Term: July 29, 2020 to July 28, 2023.

Payment terms: 432,000 RMB ($64,800) ratable payments made quarterly during term.

Client B.

Term: July 29, 2020 to July 28, 2023.

Payment terms: 540,000 RMB ($81,000) ratable payments made quarterly during term.

In addition, on May 26, 2020, the Company entered into a three year lease agreement for its office premises. The office space is 600 square meters. The annual rent is 384,000 RMB ($53,845). In May 2020, the Company paid 480,000 RMB ($67,306) including the first year rent of 384,000 RMB ($53,845) and three month rent of 96,000 RMB ($13,461) as the security deposit. In May 2021, the Company paid 384,000 RMB ($60,300) for the second year.

In May 2021, the Company ceased its IT services and re-focused its operations to provide marketing services to small and median sized businesses. Clancy is now a product marketing consulting firm that provides product marketing consulting services to clients. The Company will develop marketing programs and strategies in line with customer needs. Our marketing programs will help clients with detailed analysis on the market data in their industry, including historical data. We also will assist clients expand their marketing communication channels including but not limited to advertisements in the business journals, electronical communication tools such as WeChat marketing programs, etc. We charge an agreed upon fee based on technical difficulties and the marketing reach of the programs.

The Company intends to continue with the development of this marketing business in future. As such time as it has reached a meaningful level of business, the Company intends to change its status from a “shell company,” however, at this time, no assurances can be given that we will be able to achieve the desired level of business.

Corporate Information

Office.

Our current business office is located at: 2nd Floor, BYD, No. 56, Dongsihuan South Road, Chaoyang District, Beijing, China 100023. Our phone number is +86-189-1098-4577. The Company does not have a web-site.

Employees.

As of the date of this filing, the Company has 14 full time employees.

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

RISKS RELATED TO OUR OPERATIONS, FINANCIAL CONDITION AND BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES. As of July 31, 2021, we had an accumulated deficit of $495,920 and no revenues for the current fiscal year. We also expect future losses until we are able to generate revenues through a merger with an operating company or through our emerging business operations (for which no assurances can be given). As a result of these, among other, factors we received from our registered independent public accountants in their report for the financial statements for the years ended July 31, 2021 and 2020, the accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.   The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, which adds substantial doubt about the Company continuing as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

WE MAY BE NEGATIVELY AFFECTED BY ADVERSE GENERAL ECONOMIC CONDITIONS INCLUDING THE IMPACT OF COVID 19. Current conditions in domestic and global economies are extremely uncertain. Adverse changes may occur as a result of softening global economies, wavering consumer confidence caused by the threat of terrorism and war, and other factors capable of affecting economic conditions. Such changes could have a material adverse effect on our business, financial condition, and results of operations. In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 has affected segments of the global economy and may affect our operations, including the potential interruption of our supply chain. We are monitoring this situation closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain.

BECAUSE OUR PRINCIPAL SHAREHOLDER CONTROLS OUR ACTIVITIES, HE MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO HIMSELF AND NOT TO OTHER SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY. Our principal shareholder owns approximately 51.2% of our outstanding common stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

WE MAY DEPEND UPON OUTSIDE ADVISORS; WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED. To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

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

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000).

For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.” Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of Shares to sell our securities in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

OUR SOLE OFFICER AND DIRECTOR MAY HAVE A CONFLICT OF INTEREST WITH THE MINORITY SHAREHOLDERS AT SOME TIME IN THE FUTURE. SINCE THE MAJORITY OF OUR SHARES OF COMMON STOCK ARE DEEMED TO BE OWNED BY OUR PRESIDENT/CHIEF EXECUTIVE OFFICER AND DIRECTOR, OUR OTHER STOCKHOLDERS MAY NOT BE ABLE TO INFLUENCE CONTROL OF THE COMPANY OR DECISION MAKING BY MANAGEMENT OF THE COMPANY. An affiliate of our sole officer and director beneficially owns approximately 51.2% of our outstanding common stock. The interests of our officer and director may not be, at all times, the same as that of our other shareholders, he will have the ability to exert complete control over the affairs of the Company. Also, he will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE. All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Act. As restricted Shares, these Shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding Shares so officers, directors and affiliates will be able to sell their Shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of Shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

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

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTERESTS DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK WHICH COULD BE MATERIALLY ADVERSE TO THE VALUE OF OUR COMMON STOCK. As of July 31, 2021, we had 153,105,464 shares of our common stock issued and outstanding.  We are authorized to issue up to 345,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes, including the satisfaction of outstanding debt to affiliates and others. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On May 26, 2020, the Company has entered into a three year lease agreement for its office premises which terminates on May 25, 2023. The office space is 600 square meters. The annual rent is 480,000 RMB ($72,000).

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the OTC-Pink Market under the symbol “CCYC.” We began trading on OTC Markets in December 2018. The table below sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reflected on the OTC-Pink Market. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Quarterly Period	High	Low
Fiscal year ended July 31, 2022:
First Quarter	9.21	9.21

Fiscal year ended July 31, 2021:
First Quarter	11.00	4.00
Second Quarter	3.50	2.50
Third Quarter	6.60	2.75
Fourth Quarter	9.21	3.85

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

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue 345,000,000 shares of Common Stock. As of November 9, 2021, there were 7 holders of record of the Common Stock.

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

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:

●	discuss our future expectations;

●	contain projections of our future results of operations or of our financial condition; and

●	state other “forward-looking” information.

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

Results of Operations

Revenues. During fiscal years ended July 31, 2020 the Company had revenues of $45,248 and $0, respectively. From August 1, 2020 to April 30, 2021, the Company business centered on providing IT services to a small number of clients. Beginning in May 2021, the Company terminated its IT services and has re-focused its operations to provide marketing services to small and median sized businesses.

Costs of Goods Sold. During fiscal years ended July 31, 2021 and July 31, 2020 the Company had costs of goods sold of $17,368 and $0, respectively. Costs of goods sold for the current year end period consists of payroll expenses of $17,368 assigned to costs of goods sold. There was no cost of goods sold for the year ended July 31, 2020 due to no revenues.

Operating Expenses. For the fiscal year ended July 31, 2021, the Company had total operating expenses of $377,143, consisting of $213,535 in research and development (R&D) and $163,608 in general and administrative expenses, respectively. For the fiscal year ended July 31, 2020, the Company had total operating expenses of $79,517, consisting of $0 in R&D and $79,517 in general and administrative expenses. The R&D expenses were software development costs and general and administrative expenses include legal, accounting, audit, and other professional service fees incurred in relation to the Company’s reporting obligations under the federal securities laws. The increase in operating expenses for the current fiscal year end was due substantially to R&D cost and to a lesser extent due to an increase in general and administrative, which include legal, accounting and EDGAR filing fees.

Net Loss.  For the fiscal year ended July 31, 2021 and 2020, the Company had a net loss of $348,895 and $79,517, respectively, for the reasons discussed above.

Liquidity and Capital Resources

As of July 31, 2021, the Company had working capital deficit of $256,136 compared with a working capital deficit of $177,989 for the prior fiscal year end. The increase in working capital deficit is due to net loss for the current year end coupled with decreased related party advance balance made by the Company’s majority shareholders.

The Company can provide no assurances that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating and financing activities for the years ended July 31, 2021 and 2020:

	Fiscal Year Ended July 31, 2021	Fiscal Year Ended July 31, 2020
Total Net Cash Used by Operating Activities	$(299,631)	$(158,740)
Total Net Cash Provided by Financing Activities	$331,270	$180,561
Effect of exchange rate change on cash	$914	$—
Net Change in Cash	$32,553	$21,821

Operating Activities

During the year ended July 31, 2021, the Company had a net loss of $348,895 and after adjusting for lease expenses, increases in prepaid expenses, accounts payable, and decrease in contract liabilities resulted in net cash of $(299,631) being used in operating activities during the year. By comparison, during the year ended July 31, 2020, total operating expenses of $79,517, of which all were general and administrative expenses.

Financing Activities

During the year ended July 31, 2021, the Company received $300,000 of proceeds from the issuance of stock, repayment of $86,728 in loans from two non-affiliates, offset by $55,458 payment on a related loan, which resulted in $331,270 in total net cash provided by financing activities for the period. By comparison, during the year ended July 31, 2020, the Company received $261,885 in advances from the Company’s majority shareholder offset by $81,324 in advances to two non-affiliates, which resulted in $180,561 in total net cash provided by financing activities for the period.

Our financial statements reflect the fact that we do not have any sufficient revenue to cover expenses. We are at present under-capitalized. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $54,375 in cash and equivalents as of July 31, 2021 and $21,821 as of July 31, 2020.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $15,260 in prepaid expenses as of July 31, 2021 and $7,677 as of July 31, 2020.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. The Company establishes capitalization policy of its assets based on dollar amount that are more than $1,000 in value or if it’s estimated useful life exceeds one year. We estimate that the useful life of our equipment is 3 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

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

Fair Value of Financial Instruments

ASC topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the year ended July 31, 2021, the comprehensive loss was $351,384 which contains the foreign currency translation loss of $2,489.

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

 CLANCY CORP.

JACK SHAMA, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

631-318-0351

To the shareholders and the board of directors of Clancy Corp..

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Clancy Corp and the related statements of income , stockholders equity and cash flow for the year ended July 31, 2021. In my opinion the financial statements present fairly in all material respects the financial position of the company as of July 31, 2021 and the results of its operations and its cash flows for the year then ended in conformity with principles generally accepted in the United States of America.

These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on the financial statements based on my audit. I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe my audit provides a reasonable basis for my opinion.

Jack Shama, CPA

October 20, 2021

I have served as the company’s auditor since October 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Clancy Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Clancy Corp. and subsidiaries (the Company) as of July 31, 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Blue Bell, Pennsylvania

2020

CLANCY CORP.

CONSOLIDATED BALANCE SHEETS

ASSETS	July 31, 2021	July 31, 2020
CURRENT ASSETS:
Cash and cash equivalents	$54,375	$21,821
Prepaid expenses	15,260	7,677
Business advances	—	81,324
Total current assets	69,635	110,822

OTHER ASSETS
Prepaid expenses	—	38,571
Deposit	14,860	13,714
Operating lease right of use – building	112,515	155,602
TOTAL ASSETS	$197,010	$318,709

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$30,385	$587
Contract liabilities	—	14,143
Advances - related party	222,738	263,037
Operating lease liability – current	72,648	11,044
TOTAL CURRENT LIABILITIES	325,771	288,811

Operating lease liability – non-current	3,292	110,567
TOTAL LIABILITIES	329,063	399,378

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT
Common Stock, 0.001 par value, authorized 345,000,000 shares, 153,105,464 and 3,105,250 shares issued and outstanding as of July 31, 2021 and July 31, 2020	153,105	3,105
Additional paid in capital	213,251	63,251
Accumulated other comprehensive income (loss)	(2,489)	—
Accumulated deficit	(495,920)	(147,025)
TOTAL STOCKHOLDERS' DEFICIT	(132,053)	(80,669)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$197,010	$318,709

See accompanying notes to the consolidated financial statements.

 CLANCY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended July 31,
	2021	2020
Revenues	$24,681	$—
Revenues – related party	20,567

Total revenues	45,248

Cost of goods sold	17,368	—
Gross profit (loss)	27,880	—

EXPENSES
Research and development expenses	213,535
General and administrative Expenses	163,608	79,517
TOTAL OPERATING EXPENSES	377,143	79,517

NET LOSS FROM OPERATIONS	(349,263)	(79,517)
OTHER INCOME (EXPENSES)
Interest income	368	—
Net loss before tax	(348,895)	(79,517)
Provision for income taxes	—	—
NET LOSS	$(348,895)	$(79,517)
OTHER COMPREHENSIVE ITEM
Foreign currency translation loss	(2,489)
COMPREHENSIVE LOSS	$(351,384)	$(79,517)
NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS - BASIC & DILUTED	$(0.00)	$(0.03)

NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC & DILUTED	$—	$—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	93,516,423	3,105,250

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

For the years ended July 31, 2021 and 2020

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income(Loss)	Deficit	TOTAL
Balance, July 31, 2019	3,105,250	$3,105	$63,251	$—	$(67,508)	$(1,152)

Net Loss	—	—	—	—	(79,517)	(79,517)
Balance, July 31, 2020	3,105,250	3,105	63,251	—	(147,025)	(80,669)

Rounding shares due to stock split	214	—	—	—	—	—
Shares issued	150,000,000	150,000	150,000	—	—	300,000
Currency translation	—	—	—	(2,489)	—	(2,489)
Net Loss	—	—	—	—	(348,895)	(348,895)
Balance, July 31, 2021	153,105,464	$153,105	$213,251	$(2,489)	$(495,920)	$(132,053)

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended July 31,
	2021	2020
OPERATING ACTIVITIES
Net Loss	$(348,895)	$(79,517)
Adjustments to reconcile net cash used in operating activities:
Amortization	10,581	5,670
Decrease in assets:
Change in prepaid expenses	24,454	(85,909)
Changes in deposit	—	(13,714)
Increase in liabilities:
Accounts payable	29,312	587
Increase in contract liabilities	(15,083)	14,143

Total Net Cash Used by Operating Activities	(299,631)	(158,740)

FINANCING ACTIVITIES:
Business advances	86,728	(81,324)
Proceeds from shares issued	300,000
Proceeds from Advances Related Party	(55,458)	261,885

Total Net Cash Provided by Financing Activities	331,270	180,561

EFFECT OF EXCHANGE RATE CHANGE ON CASH	914

NET INCREASE (DECREASE) IN CASH	32,554	21,821

CASH AT BEGINNING OF YEAR	21,821	—

CASH AT END OF YEAR	$54,375	$21,821

Supplemental Cash flow Information:
Interest Paid	$—	$—
Taxes Paid	$—	$—

Supplemental Disclosure of Non Cash Lease Activity:
Recognition of Right of use asset	$—	$169,173
Recognition of Lease liability	$—	$(169,173)

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Clancy Corp. was incorporated on March 22, 2016 under the laws of the State of Nevada, USA. Clancy Corp. initially was formed for the purpose of producing and selling handcrafted soaps. Clancy Corp. and its wholly owned subsidiary are collectively, except where content requires, referred to as the “Company”

Effective June 28, 2019 (“Effective Date”), a change of control occurred with respect to the Company. Pursuant to the terms of Stock Purchase Agreement, Gaoyang Liu purchased 2,000,000 shares of the Company’s issued and outstanding common stock from Iryna Kologrim, the then sole officer, director, and majority shareholder of the Company. The 2,000,000 shares represented 64.4% of the shares of outstanding common stock of the Company. In connection with the transaction, Mr. Liu became the sole officer and director of the Company and Ms. Kologrim resigned in all capacities with respect to the Company. In connection with the change of control, the Company ceased its business operations and is now a “shell company” as defined under Rule 405 promulgated under the Securities Act of 1933, as amended. It also assigned all assets to Iryna Kologrim, the then sole officer, director, and majority shareholder of the Company in exchange for a waiver of all labilities owed to her by the Company.

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

All shares disclosed in the financial statements and notes to the financial statements have been retroactively adjusted for the 30 for 1 reverse split.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although Beijing Clancy started business operation and had generated revenue for the YEAR ended July 31, 2021, the Company incurred loss, an accumulated deficit and experienced negative cash flow from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Covid-19 pandemic presents novel challenges and a chaotic business environment globally. The duration and intensity of the impact of the Covid-19 to business entities differ geographically. Covid-19 has a limited impact on the Company’s activities since Shanghai Clancy has no activities and Beijing Clancy operations are limited to Beijing, PRC. The impact on the Company’s result of operation and the financial statements was immaterial as of July 31, 2021.

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

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to cash and cash equivalents. A portion of the Company’s cash and cash equivalents are deposited with Industrial and Commercial Bank of China Limited and Pingan Bank in the PRC, which is not insured or otherwise protected. The Company had deposits of $51,486 as of July 31, 2021.  The Company has not experienced any losses in such accounts in the PRC.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities recognized at July 31, 2021 and 2020 based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company has operations in China where the local currency of RMB is used to prepare the financial statements which are translated into the Company’s reporting currency, U.S. dollars. The local currency of RMB is the functional currency for the operations outside the United States. Changes in the exchange rates between this currency and the Company’s reporting currency, are partially responsible for some of the periodic changes in the consolidated financial statements. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the spot rate in effect at the applicable reporting date. Revenues and expenses of the Company’s foreign operations are translated at the average exchange rate during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ deficit. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in general and administrative expense in the period in which they occur. For the years ended July 31, July 31, 2021 and 2020 there were no realized or unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entities.

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the consolidated financial statements were as follows:

	July 31, 2021	July 31, 2020
Period end USD: RMB exchange rate	6.46	7.00
Average USD: RMB exchange rate	6.56	7.04

Foreign Operations

All of the Company’s operations and assets are located in Beijing China. The Company may be adversely affected by possible political or economic events in this country. The effect of these factors cannot be accurately predicted.

Contract Liabilities

On July 29, 2020, the Company entered into three-year service maintenance agreements with three customers. The three service maintenance agreements total 1,188,000 RMB to be received over the three-year period. The contracts require three months of upfront payments each quarter, totaling 99,000 RMB per quarter. The Company’s performance obligation will be satisfied on a monthly basis and the upfront payments will be recognized as revenue, pro rata on a monthly basis, over each fiscal quarter. For the year ended July 31, 2021, the company recognized revenue of $45,248. Including revenues of $20,567 from related parties. There were no revenues for the year ended July 31, 2020.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2021, and 2020, there were no potentially dilutive equity instruments issued or outstanding.

Comprehensive Income

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220, “Comprehensive Income,” in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has one item of other comprehensive income, consisting of a foreign translation adjustment; however, the translation adjustment was immaterial for the years ending July 31, 2021 and 2020.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU NO. 2016-02 “Leases (Topic 842)” and subsequent related updates. The core principle of Topic 842 is that the lessee should recognize the assets and liabilities that arise from the leases. The company adopted the standard effective August 1, 2019 under the optional transition method which allows the entity to apply the new lease standard at the adoption date and recognize a cumulative effect adjustment, if any, to the opening balance of retained earnings in the period of adoption. The standard had a material impact on the balance sheet (see Note 4)

As of July 31, 2021, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s consolidated financial statements.

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

On October 19, 2017 the Company entered into a five-year rental agreement for a $540 monthly fee, starting on November 1, 2017. Leased Premise with the area of 74 square meters is located at 8 Stasinou Ave, Lefkosia 1060, Nicosia, Cyprus. The Company paid $0 for rent for the year ended July 31, 2021 and 2020.

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

On May 26, 2020, the Company entered into a three-year rental agreement for a 32,000 RMB per month. The office is located on the second floor of BYD 4S shop, No 56, Dongsihuan South Road, Chaoyang District, Beijing. In May 2020, the Company paid 480,000 RMB ($67,306) including the first year rent of 384,000 RMB ($53,845) and three month rent of 96,000 RMB ($13,461) as the security deposit. In May 2021, the Company paid 384,000 RMB ($60,300) for the second year.

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

Future minimum lease payments under the operating lease as of July 31, 2021 are:

2022	$78,881
2023	1,620
2024	—
Total Lease payments	80,501
Less Imputed Interest	(4,560)
Net Lease liability	$75,940

Total lease expense under operating leases for the year ended July 31, 2021 and 2020 were 65,921 and $8,947, respectively.

As of July 31, 2021 and 2020, the total operating lease Right of Use assets were $112,515 and $155,602, respectively.

NOTE 5 – BUSINESS ADVANCES

During the three months ended July 31, 2020, the Company made business advances totaling $81,324 to two unaffiliated parties. All advances were repaid in the first quarter of fiscal year 2021

NOTE 6 – ADVANCES FROM RELATED PARTIES

Immediately prior to June 28, 2019, the Company’s then sole officer and director had a loan outstanding to the Company in the amount of $23,334. This loan was unsecured, non-interest bearing and due on demand. As part of change of control transaction which occurred on June 28, 2019, the outstanding balance was forgiven and written off. As a result, the balance due to this former officer and director was $0 as of July 31, 2019. On that same date (June 28, 2019), the Company also assigned all assets and liabilities to the former officer and director of the Company. In connection with this change of control, the Company ceased its business operations and is now a “shell company” as defined under Rule 405 promulgated under the Securities Act of 1933, as amended. On March 31, 2020, Mr. Meng purchased a controlling interest in the Company and was assigned the rights and interest to the advances made to the company by the then former majority stockholder, Mr. Gaoyang Liu. Since the ownership change, Mr. Meng, the new officer and director, has been funding the Company’s operations. As of July 31, 2021 and 2020, the Company owed Mr. Meng $222,738 and $263,037, respectively. This loan is unsecured, non-interest bearing and due on demand.

NOTE 7 - RESEARCH AND DEVELOPMENT EXPENSE

As of July 31, 2021, the Company fully expensed the cost of development of software prepaid to a third party in the amount of $41,135 due to termination of the service. The Company also incurred research and development costs internally. The total research and development expense was $213,535 and 0 for the years ended July 31, 2021 and 2020, respectively.

NOTE 8 – GENERAL AND ADMINISTRATIVE EXPENSES (G&A)

The general and administrative expenses contain the following:

	For the year ended July 31,
Description	2021	2020

Payroll and payroll tax expenses	$54,278
Professional fees	32,859	61,044
Lease expenses	65,921	5,670
Other G&A	10,551	12,803
Total	$163,608	$79,517

NOTE 9 – INCOME TAXES

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

The Company’s US parent company was incorporated in the US and is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of July 31, 2021, the US entity had net operating loss carry forwards for income tax purpose of $106,708. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely (under the Tax Cuts and Jobs Act, effective for tax years beginning on or after January 1, 2018). However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code Section 382 regarding changes in ownership of corporations.  Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions. The ultimate realization of deferred tax assets is dependent upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the Company’s US parent company’s limited operating history and continuous loss, and has therefore established a full valuation allowance as of July 31, 2021.

(B)	PRC

The Company’s wholly owned Chinese subsidiary Shanghai Clancy is a wholly foreign-owned entity (“WFOE”). Shanghai Clancy had no business activity from inception through July 31, 2020. The Company’s second tier WOFE subsidiary, Beijing Clancy, is subject to the reduced PRC income tax rate as follows as per Caishui (2019) No. 13 issued by General Administration of Taxation, Ministry of Finance of PRC in January 2019: if the annual taxable income of small enterprises does not exceed RMB 1 million ($152,000), only 25% of such taxable income is required for paying the income tax at an income tax rate of 20% (equivalent to 5% of the total taxable income); if the annual taxable income of small enterprises is between RMB 1 million ($152,000) and RMB 3 million ($456,000), only 50% of such taxable income is required for paying the income tax at an income tax rate of 20% (equivalent to 10% of the total taxable income). This tax-reduced policy is effective for the period from January 1, 2019 through December 31, 2021. Beijing Clancy did not have taxable income for year ending July 31, 2021. Tax losses of the operating subsidiaries of the Company may be carried forward for five years in China.

As of July 31, 2021, Beijing Clancy has $12,803 and $276,505 of NOL that expire in five years through 2025 and 2026, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to Beijing Clancy’s limited operating history and has therefore established a full valuation allowance as of July 31, 2021.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended July 31, 2021 and 2020:

	Fiscal Years Ended July 31,
	2021	2020
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(0.6)%	(0.6)%
Effect of PRC tax holiday	3.2%	3.2%
Valuation allowance	18.4%	18.4%
Effective tax rate	—%	—%

Income tax expense was $0 for the years ended July 31, 2021 and 2020. The provision for income tax expense (benefit) for the years ended July 31, 2021 and 2020 consisted of the following:

	2021	2020
Income tax expense – current	$—	$—
Income tax expense (benefit) – deferred	(24,567)	(13,460)
Increase (decrease) in valuation allowance	24,567	13,460
Total income tax expense	$—	$—

The Company’s net deferred tax asset as of July 31, 2020 and 2019 is as follows:

	July 31, 2021	July 31, 2020
Deferred tax asset
Net operating loss	$38,268	$13,701
Total	38,268	13,701
Less: valuation allowance	(38,268)	(13,701)
Net deferred tax asset	$—	$—

NOTE 10 - SHARES ISSUED FOR EQUITY FINANCING

In December 2020, the Company issued 150,000,000 shares of common stock of the Company to five individuals including the Company’s CEO, at $0.002 per share. The Company received proceeds of $300,000 from this private placement. As of July 31, 2021 and July 31, 2020, the shares out issued and outstanding were 153,105,464 and 3,105,250, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure. For the year ended July 31, 2021 our auditor was changed to Jack Sharma, CPA.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of July 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

While these control deficiencies did not adversely affect our 2021 or 2020 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended July 31, 2021, other than the change in ownership, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position

Xiangying Meng	42	Chief (Principal) Executive Officer, Chief (Principal) Financial (Accounting) Officer and Director

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

Item 11. Executive Compensation.

DIRECTOR AND OFFICER COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our officers and directors by the Company during the fiscal years ended July 31, 2021 and 2020 in all capacities:

Name and Position	Year	Salary	Bonus	Stock Award(s)	Option| Awards	All Other Compensation	Total
Xiangying Meng, President	2021	None	None	None	None	None	None
	2020	None	None	None	None	None	None

Gaoyang Liu, Former President CEO, CFO and Director	2020	None	None	None	None	None	None

The Company’s current and former sole officers and directors has not received or accrued any cash or other remuneration since they were appointed to serve in such capacities. No remuneration of any nature has been paid for on account of services rendered by a director in such capacity. Our sole officer and director intends to devote very limited time to our affairs.

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

Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted. The percentage of common stock held by each listed person is based on 153,105,464 shares of common stock outstanding as of the date of this filing.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Officers and Directors
Xiangying Meng	78,403,250	51.2%
All officers and directors as a group (1 individual)	78,403,250	51.2%

Greater than 5% Holders
Lei Xu(1)	15,000,000	9.8%
Mellion Equity Transfer Agency Services Ltd.(2)	31,000,000	20.2%
Fusheng Lei(3)	14,000,000	29.4%
Xingyue Liu(4)	7,700,000	5.0%

(1).	The address of the shareholder is Shayang Road South, Rm 1602, Unit 3, Bld 7, Shahe Township, Changping District, Beijing, China.

(2).	The address of the shareholder is 1142 S. Diamond Bar Blvd. Suite 450, Diamond Bar, Ca 91765. The control person of the shareholder is Mr. Fusheng Lei.

(3).	The address of the shareholder is Room 1401, Building 43, Area B, Linken Park, Yizhuang Town, Daxing District, Beijing, China.

(4).	The address of the shareholder is Unit 1504, Unit 1, Building 7, Yard 15, Demao Street, Yinghai Town, Daxing District, Beijing, China.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Immediately prior to June 28, 2019, the Company’s then sole officer and director had a loan outstanding to the Company in the amount of $23,334. This loan was unsecured, non-interest bearing and due on demand. As part of change of control transaction which occurred on June 28, 2019, the outstanding balance was forgiven and written off. As a result, the balance due to this former officer and director was $0 as of July 31, 2019. On that same date (June 28, 2019), the Company also assigned all assets and liabilities to the former officer and director of the Company. In connection with this change of control, the Company ceased its business operations and is now a “shell company” as defined under Rule 405 promulgated under the Securities Act of 1933, as amended. On March 31, 2020, Mr. Meng purchased a controlling interest in the Company and was assigned the rights and interest to the advances made to the company by the then former majority stockholder, Mr. Gaoyang Liu. As of July 31, 2021, Mr. Meng, the new officer and director, has loaned the Company the sum of $222,738. This loan is unsecured, non-interest bearing and due on demand.

On December 23, 2020, the Company closed a private placement of its common stock to five parties pursuant to which these parties subscribed to 150,000,000 shares of common stock for the sum of $300,000. Of the total offering, Mr. Xiangying Meng subscribed to 75,550,000 shares and paid the Company the sum of $151,100.

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

Jack Shama, CPA is the Company’s current independent registered public accounting firm.

(1)	Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2021	$9,200	(total)	Morison Cogen LLP ($4,200); RH CPA ($3,000) and Jack Shama CPA ($2,000)
2020	$15,150		Morison Cogen LLP

(2)	Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2021	$0
2020	$9,188	(1)

(1)	Fees for the re-audit of the July 31, 2018 financial statements.

(3)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2021	$0
2020	$0

(4)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2021	$0
2020	$0

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Description
3.1(i)	Amended and Restated Articles of Incorporation (1)
3.1(ii)	Certificate of Amendment (Increase Authorized and Forward Stock Split)(5)
3.1(iii)	Certificate of Amendment (Reverse Split)(6)
3.2	Bylaws (1)
10.1	Rent Agreement(1)
10.2	Verbal Agreement(1)
10.3	Purchase Agreement(2)
10.4	Goods Sale Agreement(3)
10.5	Loan Agreement(4)
21	Subsidiaries*
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

(b)	Index to Exhibits required by Item 601 of Regulation S-K.

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s registration statement on Form S-1, as filed with the Securities and Exchange Commission on September 19, 2016 and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company’s registration statement on Form S-1/A, as filed with the Securities and Exchange Commission on December 12, 2016 and incorporated herein by this reference.

(3)	Filed as an exhibit to the Company’s registration statement on Form S-1/A, as filed with the Securities and Exchange Commission on January 23, 2017 and incorporated herein by this reference.

(4)	Filed as an exhibit to the Company’s registration statement on Form S-1/A, as filed with the Securities and Exchange Commission on March 23, 2017 and incorporated herein by this reference.

(5)	Filed as an exhibit to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 24, 2020 and incorporated herein by this reference.

(6)	Filed as an exhibit to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on July 10, 2020 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLANCY CORP.

Dated: November 12, 2021	By:	/s/ Xiangying Meng
Xiangying Meng
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangying Meng	President, CEO and Director	November 12, 2021
Xiangying Meng	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)