Form 10-K/A
period 2021-07-31
Clancy Corp
filed 2021-12-14
CIK 1681769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

This Form 10-K/A amends the Annual Report on Form 10-K of Clancy Corp. for the fiscal year ended July 31, 2021 (the “Original Filing”), as filed with the Securities and Exchange Commission on November 12, 2021 to revise Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The revision corrects a typographical error of a shareholder name and an inadvertent error on the percentage shareholding of a shareholder.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oakley Act of 2002 by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. Since no financial statements are included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications are omitted.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any other way any other of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Officers and Directors
Xiangying Meng	78,403,250	51.2%
All officers and directors as a group (1 individual)	78,403,250	51.2%

Greater than 5% Holders
Lei Xu(1)	15,000,000	9.8%
Meillon Equity Transfer Agency Services Ltd.(2)	31,000,000	20.2%
Fusheng Lei(3)	14,000,000	9.1%
Xingyue Liu(4)	7,700,000	5.0%

(1).	The address of the shareholder is Shayang Road South, Rm 1602, Unit 3, Bld 7, Shahe Township, Changping District, Beijing, China.

(2).	The address of the shareholder is 1142 S. Diamond Bar Blvd. Suite 450, Diamond Bar, Ca 91765. The control person of the shareholder is Mr. Fusheng Lei.

(3).	The amount excludes 31,000,000 shares of common stock held by Meillon Equity Transfer Agent Services Ltd. The address of the shareholder is Room 1401, Building 43, Area B, Linken Park, Yizhuang Town, Daxing District, Beijing, China.

(4).	The address of the shareholder is Unit 1504, Unit 1, Building 7, Yard 15, Demao Street, Yinghai Town, Daxing District, Beijing, China.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLANCY CORP.

Dated: December 13, 2021	By:	/s/ Xiangying Meng
Xiangying Meng
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangying Meng	President, CEO and Director	December 13, 2021
Xiangying Meng	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)