Form 10-Q
period 2021-10-31
Clancy Corp
filed 2021-12-15
CIK 1681769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

+86-189-1098-4577
(Registrant’s telephone number, including area code)

n/a	n/a

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of December 13, 2021, there were 153,105,464 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CLANCY CORP.

CLANCY CORP.
CONSOLIDATED BALANCE SHEETS

ASSETS	October 31, 2021	July 31, 2021
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$8,812	$54,375
Prepaid expense	15,124	15,260
Business advances	—	—
TOTAL CURRENT ASSETS	23,936	69,635
OTHER ASSETS
Deposit	15,022	14,860
Operating lease right of use – building	97,260	112,515
TOTAL ASSETS	$136,218	$197,010
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$33,343	$30,385
Advances - Related Party	265,529	222,738
Operating lease liability – current	74,878	72,648
TOTAL CURRENT LIABILITIES	373,750	325,771
Operating lease liability – non-current	1,911	3,292
TOTAL LIABILITIES	375,661	329,063
STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value, authorized 345,000,000 shares 153,105,464 shares issued and outstanding as of October 31, 2021 and July 31,2021	153,105	153,105
Additional Paid in Capital	213,251	213,251
Accumulated Other Comprehensive Loss	(3,684)	(2,489)
Accumulated Deficit	(602,115)	(495,920)
TOTAL STOCKHOLDERS’ DEFICIT	(239,443)	(132,053)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$136,218	$197,010

See accompanying notes to the consolidated financial statements.

CLANCY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended October 31, 2021 and 2020
(unaudited)

	2021	2020
REVENUE	$—	$7,927
REVENUE- related party	—	6,589
Cost of goods sold	—	19,255
Gross loss	—	(4,739)
EXPENSES
Research & development expense - software	70,481	39,531
General and administrative expenses	35,719	25,254
TOTAL OPERATING EXPENSES	106,200	64,785
Other income (expense)
Interest income	5	—
NET LOSS FROM CONTINUING OPERATIONS	(106,195)	(69,524)
Provision for Income Taxes	—	—
NET LOSS	$(106,195)	$(69,524)
Currency translation adjustment	(1,195)	(1,824)
COMPREHENSIVE LOSS	$(107,390)	$(71,348)
NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	153,105,464	3,105,250

See accompanying notes to the consolidated financial statements

CLANCY CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
for the three months ended October 31, 2021

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	In Capital	Loss	Deficit	TOTAL
Balance, July 31, 2021 (audited)	153,105,464	$153,105	$213,251	(2,489)	$(495,920)	$(132,053)

Net Loss	—	—	—	—	(106,195)	(106,195)
Currency Translation Adjustment	—	—	—	(1,195)	—	(1,195)

Balance, October 31, 2021 (unaudited)	153,105,464	$153,105	$213,251	$(3,684)	$(602,115)	$(239,443)

CLANCY CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
for the three months ended October 31, 2020

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	In Capital	Loss	Deficit	TOTAL
Balance, July 31, 2020 (audited)	3,105,250	$3,105	$63,251	—	$(147,025)	$(80,669)

Net Loss	—	—	—	—	(69,524)	(69,524)
Currency Translation Adjustment	—	—	—	(1,824)	—	(1,824)

Balance, October 31, 2020 (unaudited)	3,105,250	$3,105	$63,251	(1,824)	$(216,549)	$(152,017)

See accompanying notes to the consolidated financial statements

CLANCY CORP.
STATEMENT OF CASH FLOWS
for the three months ended October 31, 2021 and 2020
(unaudited)

	2021	2020
OPERATING ACTIVITIES
Net Loss	$(106,195)	$(69,524)
Adjustments to Reconcile Net Cash Used in Operating Activities:
Lease Expense	16,508	15,437
Research & Development Expense - Software	—	39,531
Changes in Assets and Liabilities:
Prepaid Expenses	297	137
Accounts Payable	2,680	189
Total Net Cash Used in Operating Activities	(86,710)	(14,230)
FINANCING ACTIVITIES
Business Advances Received	—	83,348
Repayment of Loan from a Related Party	41,017	(57,206)
Net Cash Provided by Financing Activities	41,017	26,142
Effects Of Exchange Rate Changes On Cash	130	740
NET INCREASE IN CASH	(45,564)	12,652
CASH AT BEGINNING OF PERIOD	54,375	21,821
CASH AT END OF PERIOD	8,812	34,473
Supplemental Cash flow Information:
Interest Paid	$—	$—
Taxes Paid	$—	$—
Supplemental Disclosure of Non Cash Lease Activity:
Recognition of Right of use asset	$—	$—
Recognition of Lease liability	$—	$—

See accompanying notes to the consolidated financial statements.

CLANCY CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2021
(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Clancy Corp. (“the Company”) was incorporated on March 22, 2016 under the laws of the State of Nevada, USA. The Company initially was formed for the purpose of producing and selling handcrafted soaps.

On April 13, 2020, the Company registered Shanghai Clancy Enterprise Management Co., Ltd. (Shanghai Clancy) as a wholly foreign-owned entity and as a wholly owned subsidiary in Shanghai, China. Shanghai Clancy had no business activity from inception through October 31, 2021.

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

NOTE 2 – MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although Beijing Clancy started business operation and had generated revenue for the three months ended October 31, 2021, the Company incurred loss, an accumulated deficit and experienced negative cash flow from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mr. Meng, the majority stockholder, Chief Executive Officer and sole director of Company, verbally has agreed to provide continued financial support to the Company.

The Company’s business objective for the next twelve month and beyond such time will be to expand business operations and increase revenue. The Company will focus on product management, digital marketing, refined user operations, performance optimization, after-sales service, etc. to provide customers with more convenient and high- quality service experience.

The Covid-19 pandemic presents novel challenges and a chaotic business environment globally. The duration and intensity of the impact of the Covid-19 to business entities differ geographically. Covid-19 has a limited impact on the Company’s activities since Shanghai Clancy has no activities and Beijing Clancy operations are limited to Beijing, PRC. The impact on the Company’s result of operation and the financial statements was immaterial as of October 31, 2021.

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

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to cash and cash equivalents. A portion of the Company’s cash and cash equivalents are deposited with Industrial and Commercial Bank of China Limited in the PRC, which is not insured or otherwise protected. The Company had deposits of $23,693 as of October 31, 2021. The Company has not experienced any losses in such accounts in the PRC.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities recognized at October 31, 2021 based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company has operations in China where the local currency of RMB is used to prepare the consolidated financial statements which are translated into the Company’s reporting currency, U.S. dollars. The local currency of RMB is the functional currency for the operations outside the United States. Changes in the exchange rates between this currency and the Company’s reporting currency, are partially responsible for some of the periodic changes in the consolidated financial statements. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the spot rate in effect at the applicable reporting date. Revenues and expenses of the Company’s foreign operations are translated at the average exchange rate during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ deficit. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in general and administrative expense in the period in which they occur. For the three months period ended October 31, 2021 and 2020 there were no realized or unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entities.

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the consolidated financial statements were as follows:

	October 31, 2021	October 31, 2020
Period end USD: RMB exchange rate	6.39	6.69
Average USD: RMB exchange rate	6.45	6.83

Foreign Operations

All of the Company’s operations and assets are located in Beijing China. The Company may be adversely affected by possible political or economic events in this country. The effect of these factors cannot be accurately predicted.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. In the three months ended October 31, 2021 and 2020, there were no potentially dilutive equity instruments issued or outstanding.

Comprehensive Income

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220, “Comprehensive Income,” in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has one item of other comprehensive loss, consisting of a currency translation adjustment of $1,195 for the three months ended October 31, 2021 compared to $1,824 for the three months ended October 31, 2020.

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

Recently Adopted Accounting Pronouncements

As of October 31, 2021 and for the period then ended, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of October 31, 2021, there was no recently issued accounting standards not yet adopted which would have a material effect on the Company’s consolidated financial statements.

NOTE 4 - OPERATING LEASE RIGHT-OF- USE ASSETS

As of October 31, 2021, the total operating lease Right of Use assets were $97,260. The total operating lease cost was $16,508 and $15,437 for the three-month period ended October 31, 2021 and 2020.

NOTE 5 - LEASE LIABILITIES- OPERATING LEASE

Future minimum lease payments under the operating lease as of October 31, 2021 are:

12 months ended October 31, 2021	$81,147
12 months ended October 31, 2022	—
12 months ended October 31, 2023	—
Total Lease payments	81,147
Less Imputed Interest	(4,358)
Net Lease liability	$76,789

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s major shareholder has orally agreed to loan funds to the Company for its operations on an as needed basis. For the three months ended October 31, 2021, the major shareholder loaned the Company $41,017 and for the three months ended October 31, 2020, the Company paid back to the major shareholder $57,206.

As of October 31, 2021 and July 31, 2021, the balance owing to a related party was $265,529 and $222,738, respectively. The loan was interest free and unsecured and had no stated terms of repayment.

NOTE 7 - RESEARCH AND DEVELOPMENT EXPENSE

The Company incurred significant expenses in research and development (R&D). For the three months ended October 31, 2021 and 2020, the R&D expenses were $70,481 and $39,531, respectively.

NOTE 8 - INCOME TAXES

Income tax expense was $0 for the three months ended October 31, 2021 and 2020.

As of July 31, 2021, the Company had no unrecognized tax benefits and, accordingly, the Company did not recognize interest or penalties during the three months ended October 31, 2021 related to unrecognized tax benefits. There was no accrual for uncertain tax positions as of October 31, 2021.

There is no income tax benefit for the losses for the three months ended October 31, 2021 and 2020, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 9 - SUBSEQUENT EVENTS

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

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, filed with the Securities and Exchange Commission (“Commission”) on November 12, 2021. More broadly, these factors include, but are not limited to:

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

On April 13, 2020, the Company registered Shanghai Clancy Enterprise Management Co., Ltd. (Shanghai Clancy) as a wholly foreign-owned entity and as a wholly owned subsidiary in Shanghai, China. Shanghai Clancy had no business activity from inception through October 31, 2021.

On April 24, 2020, Shanghai Clancy registered Beijing Clancy Information Technology Co., Ltd. (Beijing Clancy) in Beijing as its wholly-owned subsidiary and a second tier subsidiary of the Company.

From August 1, 2020 to April 30, 2021, the Company business centered on providing IT services to a small number of clients. In May 2021, the Company ceased its IT services and re-focused its operations to provide marketing services to small and median sized businesses. Clancy is now a product marketing consulting firm that provides product marketing consulting services to clients. The Company will develop marketing programs and strategies in line with customer needs. Our marketing programs will provide clients with detailed analysis on the market data in their industry, including historical data. We also will assist clients expand their marketing communication channels including but not limited to advertisements in the business journals, electronical communication tools such as WeChat marketing programs, etc. We charge an agreed upon fee based on technical difficulties and the marketing reach of the programs.

Results of Operations

While we commenced limited operations during the first fiscal quarter last year, at the present time, the Company still is considered a shell company as defined in Rule 504 of the Act. One of our principal business objective for the next 12 months and beyond such time will be to achieve meaningful business operations. Alternatively, if we are unable to successfully develop our business, we may seek a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Revenues

For the three months ended October 31, 2021 and 2020, the company had revenues of $0 and 14,516, respectively. As mentioned above, we ceased our IT business in May 2021, and we have embarked on a new business model of providing marketing services to clients. We did not receive any revenues from our new business model during the current three month period. The revenues for the 2020 period were from our technology related business conducted through our WOFE, Shanghai Clancy and its subsidiary, Beijing Clancy, which business has now ceased.

Cost of Goods Sold

For the three month ended October 31, 2021 and 2020, the Company had cost of goods sold $0 and 19,255, respectively. Cost of goods sold includes salaries and benefits of IT technicians. The decrease in cost of goods sold is due to the termination of our IT business which ceased in May 2021. We did not have any cost of goods sold for our new business operations during the same period of the three months ended October 31, 2021.

Operating Expenses

For the three months ended October 31, 2021, the Company had total operating expenses of $106,200, consisting of $16,642 in lease expense, $19,077 in general and administrative expenses and $70,481 in research and development expense. These amounts compare with total operating expenses of $64,785, consisting of lease expense of $15,437 and general and administrative expense of $9,817 recorded in the three months ended October 31, 2020. The increase of $41,415 was due in large part to research and develop costs associated with our recent business developments.

Net Loss

For the three months ended October 31, 2021 and 2020, the Company had a net loss of $106,195 and $69,524, respectively, for the reasons discussed above.

Liquidity and Capital Resource

The Company had $8,812 and $54,375, respectively in cash and cash equivalents as of October 31, 2021 and July 31, 2021.

As of October 31, 2021 and July 31, 2021, the Company had working capital deficit of $349,814 and $256,136, respectively. The increase in working capital deficit was due to net loss for the current period.

The Company can provide no assurances that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating and financing activities for the three months ended October 31, 2021 and 2020:

	Three Month Ended	Three Month Ended
	October 31, 2021	October 31, 2020
Total Net Cash Used by Operating Activities	$(86,710)	$(14,230)
Total Net Cash Provided by Financing Activities	41,017	26,142

Effects of Exchange rate Changes on Cash	129	740
Net Change in Cash	$(45,564)	$12,652

Operating Activities

During the three month ended October 31, 2021, the Company had a net loss of $106,195 and after adjusting for lease expense, research and development expense, prepaid expense and increase in accounts payable, a net cash used in operating activities of $86,710 was recorded. By comparison, during the three month period ended October 31, 2020, the Company had a net loss of $69,524 and after adjusting for lease expense, research and development expense, prepaid expense and increase in accounts payable, the Company incurred net cash used in operating activities of $14,230.

Financing Activities

During the three months ended October 31, 2021, the Company received $41,017 in advances from the Company’s major shareholder, which resulted in $41,017 in total net cash provided by financing activities for the period. By comparison, during the three months ended October 31, 2020, the Company repaid $57,206 in advances from the Company’s majority shareholder offset by $83,348 in advances received from loans to two non-affiliates, which resulted in $26,142 in total net cash provided by financing activities for the period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of October 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Change in Internal Control over Financial Reporting

During the quarter ended October 31, 2021, there has been no changes in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Date: December 15, 2021	CLANCY CORP.

/s/ Xiangying Meng
Xiangying Meng