Form 10-Q
period 2022-04-30
Clancy Corp
filed 2022-06-14
CIK 1681769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

As of June 13, 2022, there were 153,105,464 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CLANCY CORP.

CLANCY CORP.

CONSOLIDATED BALANCE SHEETS

	As of April 30, 2022	As of July 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$35,441	$54,375
Prepaid expenses	14,917	15,260
Business advances	—	—

Total current assets	50,358	69,635

NONCURRENT ASSETS
Deposit - rent	14,507	14,860
Right of use asset, net	62,338	112,515

Total noncurrent assets	76,845	127,375

TOTAL ASSETS	$127,202	$197,010

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	21,978	30,385
Advance from related party	453,463	222,738
Operating lease liability	75,323	72,648

Total current liabilities	550,764	325,771

Operating lease liability, non-current	—	3,292

TOTAL LIABILITIES	550,764	329,063

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; authorized 345,000,000 shares; 153,105,464 shares issued and outstanding at July 31, 2021 and April 30, 2022	153,105	153,105
Additional paid-in capital	213,251	213,251
Accumulated other comprehensive loss	6,413	(2,489)
Accumulated deficit	(796,331)	(495,920)

TOTAL EQUITY (DEFICIT)	(423,562)	(132,053)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$127,202	$197,010

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
for the nine and three months ended April 30, 2022 and 2021
(unaudited)

	THREE MONTHS ENDED APRIL 30,		NINE MONTHS ENDED APRIL 30,
	2022	2021	2022	2021
Revenues	$—	$8,210	$—	$24,376
Revenues - related party	—	6,840	—	20,312

Total Revenues	—	15,050	—	44,688

Cost of revenues	—	67,687	—	142,548

Gross loss	—	(52,638)	—	(97,861)

Operating expenses
Research and development expense-software	63,745	1,093	204,246	40,624
General and administrative	27,108	21,525	96,220	85,220

Total operating expenses	90,853	22,618	300,466	125,844

Loss from operations	(90,853)	(75,257)	(300,466)	(223,706)

Non-operating income
Interest income	9	196	56	231

Total non-operating loss, net	9	196	56	231

Loss before income tax	(90,844)	(75,061)	(300,411)	(223,475)

Income tax expense	—	—	—	—

Net loss	(90,844)	(75,061)	(300,411)	(223,475)

Other comprehensive item
Foreign currency translation loss	10,638	(1,144)	8,902	(3,059)

Comprehensive loss	$(80,206)	$(76,205)	$(291,509)	$(226,534)

Basic weighted average shares outstanding	153,105,464	153,105,464	153,105,464	73,435,134

Basic net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to the consolidated financial statements

CLANCY CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the nine months ended April 30, 2022

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance July 31, 2021	153,105,464	$153,105	$213,251	$(2,489)	$(495,920)	$(132,053)

Net Loss	—	—	—	—	(106,195)	(106,195)

Currency Translation Adjustment	—	—	—	(1,195)	—	(1,195)

Balance October 31, 2021	153,105,464	153,105	213,251	(3,684)	(602,115)	(239,443)

Net Loss	—	—	—	—	(103,371)	(103,371)

Currency translation	—	—	—	(541)	—	(541)

Balance, January 31, 2022	153,105,464	$153,105	$213,251	$(4,225)	$(705,486)	$(343,355)
Net loss					(90,844)	(90,844)
Currency translation		—	—	10,638		10,638

Balance, April 30, 2022	153,105,464	$153,105	$213,251	$6,413	$(796,331)	$(423,562)

For the nine months ended April 30, 2021

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	loss	Deficit	Total
Balance July 31, 2020	3,105,250	$3,105	$63,251	$—	$(147,025)	$(80,669)

Net Loss	—	—	—	—	(68,517)	(68,517)

Currency translation	—	—	—	(1,824)	—	(1,824)
Balance October 31, 2019	3,105,250	3,105	63,251	(1,824)	(215,542)	(151,010)

Shares Issued for Equity Financing	150,000,000	150,000	150,000	—	—	300,000
Rounding of shares due to stock split	214	—	—	—	—	—
Net loss	—	—	—	—	(79,898)	(79,898)

Currency translation	—	—	—	(91)	—	(91)

Balance, January 31, 2021	153,105,464	$153,105	$213,251	$(1,915)	$(295,440)	$69,002
Net loss					(75,061)	(75,061)
Currency translation		—	—	(1,144)		(1,144)
Balance, April 30, 2021	153,105,464	$153,105	$213,251	$(3,059)	$(370,500)	$(7,202)

See accompanying notes to the consolidated financial statements

CLANCY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED APRIL 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(300,411)	$(223,475)
Lease expense	49,704	48,983
(Increase) decrease in assets and liabilities:
Business advances	—	10,422
Prepaid expense	(10)	41,581
Accounts payable	(7,905)	800
Advances from customers	—	(14,896)
Net cash used in operating activities	(258,622)	(136,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued for equity financing	—	300,000
Changes in due to related party	240,208	17,565

Net cash provided by financing activities	240,208	317,565

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(521)	1,716

NET INCREASE IN CASH AND EQUIVALENTS	(18,934)	182,696

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	54,375	21,821

CASH AND EQUIVALENTS, END OF PERIOD	$35,441	$204,517

Supplemental cash flow data:
Income tax paid	$—	$—
Interest paid	$—	$—

Supplemental Disclosure of Non-cash lease activities:
Recognition of right of use asset	$—	$—
Recognition of lease liability	$—	$—

See accompanying notes to financial statements.

CLANCY CORP.
NOTES TO THE FINANCIAL STATEMENTS

April 30, 2022 (Unaudited) and July 31, 2021

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Clancy Corp. (“Company”) was incorporated on March 22, 2016 under the laws of the State of Nevada.

On April 13, 2020, the Company registered Shanghai Clancy Enterprise Management Co., Ltd. (Shanghai Clancy) as a wholly foreign-owned entity and as a wholly owned subsidiary in Shanghai, China. Shanghai Clancy had no business activity from inception through April 30, 2022.

On April 24, 2020, Shanghai Clancy registered Beijing Clancy Information Technology Co., Ltd. (Beijing Clancy) in Beijing as its wholly-owned subsidiary and a second tier subsidiary of the Company.

From August 1, 2020 to April 30, 2021, the Company business centered on providing IT services to a small number of clients. Beginning in May 2021, the Company terminated its IT services and re-focused its business operations to marketing consulting services to small and median sized businesses. Management believes their prior business experience will enable them to assist small and medium sized companies improve their operating efficiencies. The Company will charge its clients based on their performance. Management believes the new business model will reduce internal overhead costs and potentially provide a larger market for its services.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three and nine months ended April 30, 2022, the Company incurred loss, an accumulated deficit and experienced negative cash flow from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mr. Meng, the major stockholder, Chief Executive Officer and sole director of the Company, verbally has agreed to provide continued financial support to the Company.

The Company’s business objective for the next twelve month and beyond such time will be to expand business operations and increase revenue. The Company will focus on product management, digital marketing, refined user operations, performance optimization, after-sales service, etc. to provide customers with more convenient and high- quality service experience.

The Covid-19 pandemic presents novel challenges and a chaotic business environment globally. The duration and intensity of the impact of the Covid-19 to business entities differ geographically. Covid-19 has a limited impact on the Company’s activities since Shanghai Clancy has no activities and Beijing Clancy operations are limited to Beijing, PRC. The impact on the Company’s result of operation and the financial statements was immaterial as of April 30, 2022.

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

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to cash and cash equivalents. Balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (US$77,000) per bank. Balances at Federal Deposit Insurance Corporation (“FDIC”) insured bank in US are covered by insurance up to $250,000 per depositor per insured-bank. As of April 30, 2022, cash held in the PRC bank and US bank of approximately $28,542 and $6,899 in equivalent USD, respectively, and these deposits are covered by the insurance.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities recognized at April 30, 2022 based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company has operations in China where the local currency of RMB is used to prepare the consolidated financial statements which are translated into the Company’s reporting currency, U.S. dollars. The local currency of RMB is the functional currency for the operations outside the United States. Changes in the exchange rates between this currency and the Company’s reporting currency are partially responsible for some of the periodic changes in the consolidated financial statements. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the spot rate in effect at the applicable reporting date. Revenues and expenses of the Company’s foreign operations are translated at the average exchange rate during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ deficit. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in general and administrative expense in the period in which they occur. For the six months period ended April 30, 2022 and 2021 there were no realized or unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entities.

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the consolidated financial statements were as follows:

	April 30, 2022	April 30, 2021
Period end USD: RMB exchange rate	6.6177	6.6462
Average USD: RMB exchange rate	6.4222	6.4672

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 ”Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. In the three and nine months ended April 30, 2022 and 2021, there were no potentially dilutive equity instruments issued or outstanding.

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

Recently Adopted Accounting Pronouncements

As of April 30, 2022 and for the period then ended, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of April 30, 2022, there was no recently issued accounting standards adopted which would have a material effect on the Company’s consolidated financial statements.

NOTE 4 - OPERATING LEASE RIGHT-OF-USE ASSETS

As of January 31, 2022, the total operating lease Right of Use assets were $62,338. The total operating lease cost was $15,020 and $16,481, respectively, for the three-month period ended April 30, 2022 and 2021. The total operating lease cost was $48,380 and $49,392, respectively, for the nine-month period ended April 30, 2022 and 2021.

NOTE 5 - LEASE LIABILITIES- OPERATING LEASE

Future minimum lease payments under the operating lease as of April 30, 2022 are:

12 months ended April 30, 2023	$79,086
12 months ended April 30, 2024	—
Total Lease payments	79,086
Less Imputed Interest	(3,763)
Net Lease liability	$75,324

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s major shareholder has orally agreed to loan funds to the Company for its operations on an as needed basis. For the nine months ended April 30, 2022 and 2021, the major shareholder loaned the Company $240,208 and 17,565, respectively.

As of April 30, 2022 and July 31, 2021, the balance owing the major shareholder was $453,463 and $222,738, respectively. The loan is interest free and unsecured and had no stated terms of repayment.

NOTE 7 - RESEARCH AND DEVELOPMENT EXPENSE

The Company incurred significant expenses in research and development (R&D). For the three months ended April 30, 2022 and 2021, the R&D expenses were $63,745 and $1,093, respectively. For the nine months ended April 30, 2022 and 2021, R&D expenses were $204,246 and $40,624, respectively.

NOTE 8 - INCOME TAXES

Income tax expense was $0 for the nine and three months ended April 30, 2022 and 2021.

As of April 30, 2022, the Company had no unrecognized tax benefits and, accordingly, the Company did not recognize interest or penalties during the three and nine months ended April 30, 2022 related to unrecognized tax benefits. There was no accrual for uncertain tax positions as of April 30, 2022.

There is no income tax benefit for the losses for the three and nine months ended April 30, 2022 and 2021, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Description of Business

Clancy Corp. (“the Company”) was incorporated on March 22, 2016 under the laws of the State of Nevada. The Company initially was formed for the purpose of producing and selling handcrafted soaps.

On April 13, 2020, the Company registered Shanghai Clancy Enterprise Management Co., Ltd. (Shanghai Clancy) as a wholly foreign-owned entity and as a wholly owned subsidiary in Shanghai, China. Shanghai Clancy had no business activity from inception through April 30, 2022.

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

Comparison of Three and Nine Month Periods ended April 30, 2022 and 2021

Revenues

For the three months ended April 30, 2022 and 2021, the company had revenues of $0 and $15,050, respectively. For the nine months ended April 30, 2022 and 2021, the company had revenues of $0 and $44,688, respectively. The revenues for both periods in 2021 were from our IT related business conducted through Beijing Clancy. As mentioned above, we ceased our IT business in May 2021, and we have embarked on a new business model of providing marketing consulting services to clients. We did not receive any revenues from our new business model during the current three and six month periods.

Cost of Revenues

For the three months ended April 30, 202 and 2021, the Company had cost of revenues $0 and $67,687, respectively. For the nine months ended April 30, 202 and 2021, the Company had cost of revenues $0 and $142,548, respectively. Cost of revenues includes salaries and benefits of IT technicians. The decrease in cost of goods sold is due to the termination of our IT business which, as mentioned, ceased in May 2021. We did not have any cost of goods sold for our new business operations during the same period of the three and nine months ended April 30, 2022.

Operating Expenses

For the three months ended April 30, 2022, the Company had total operating expenses of $90,853, consisting of $63,745 in research and development (“R&D”) expense, $27,108 in general and administrative expenses. These amounts compare with total operating expenses of $22,618 consisting of $1,093 in R&D expense and $21,525 in general and administrative expense for the three months ended April 30, 2021. The increase of $68,235 for the current period was due to the increase in R&D expense.

For the nine months ended April 30, 2022, the Company had total operating expenses of $300,466, consisting of $204,246 in R&D expense, $96,220 in general and administrative expenses. These amounts compare with total operating expenses of $125,844 consisting of $40,624 in R&D expense and $85,220 in general and administrative expense for the nine months ended April 30, 2021. The increase of $174,622 for the current period was due to the increase in R&D expense.

Net Loss

For the nine months ended April 30, 2022 and 2021, the Company had a net loss of $300,411 and $223,475, respectively, for the reasons discussed above.

For the three months ended April 30, 2022 and 2021, the Company had a net loss of $90,844 and $75,061, respectively, for the reasons discussed above.

Liquidity and Capital Resource

The Company had $35,441 and $54,375, respectively, in cash and cash equivalents as of April 30, 2022 and July 31, 2021.

As of April 30, 2022 and July 31, 2021, the Company had working capital deficit of $500,407 and $256,136, respectively. The increase in working capital deficit was due to increased operating losses during the current period.

The Company can provide no assurances that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating and financing activities for the nine months ended April 30, 2022 and 2021:

	Nine Month Ended	Nine Month Ended
	April 30, 2022	April 30, 2021
Net Cash Used in Operating Activities	$(258,622)	$(136,585)
Net Cash Provided by Financing Activities	240,208	317,565

Effects of Exchange rate Changes on Cash	(521)	1,716
Net Change in Cash	$(18,934)	$182,696

Operating Activities

During the nine months ended April 30, 2022, the Company had a net loss of $300,411 and after adjusting for lease expense, decreased cash amortization of prepaid expenses and decreased payment on accounts payable, net cash used in operating activities was $258,622. By comparison, during the nine months period ended April 30, 2021, the Company incurred net cash used in operating activities of $136,585, which was mainly from net loss of $223,475 for the prior period.

Financing Activities

During the nine months ended April 30, 2022, the Company had cash provided by financing activities of $240,208, which were loans from a related party (the Company’s sole officer and major shareholder). By comparison, during the nine months ended April 30, 2021, the Company had cash provided by financing activities of $317,565, which mainly consisted of shares issued from an equity financing for $300,000, and loans of $17,565 from the related party.

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

Contractual Obligations

None except as disclosed in the notes to the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of April 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Change in Internal Control over Financial Reporting

During the quarter ended April 30, 2022, there has been no changes in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: June 14, 2022	CLANCY CORP.

/s/ Xiangying Meng
Xiangying Meng