Form 10-K/A
period 2021-07-31
Clancy Corp
filed 2022-09-13
CIK 1681769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of September 13, 2022, there were 153,105,464 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Form 10-K/A amends and restates in its entirety the Annual Report on Form 10-K of Clancy Corp. for the fiscal year ended July 31, 2021 (the “Original Filing”), as filed with the Securities and Exchange Commission (“Commission”) on November 12, 2021 and Amendment No. 1 to the Original Filing filed with the Commission on December 14, 2021. This revision is in response to a Comment Letter from the staff of the Commission. This revision incorporates (i) new disclosure regarding Chinese companies (see Special Note Regarding Chinese Companies pages 1 through 2 herein) and in Risk Factors (see pages 8 through 14 herein), (ii) revised Item 9A. Controls and Procedures and (iii) a revised audit opinion from Jack Sharma CPA.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any other way any other of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

- i -

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

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Clancy Corp” in this Annual Report collectively refers to Clancy Corp.

Item 1. Business.

Special Note Regarding Chinese Companies.

 Our principal executive offices are located in China and a majority of our executive officers and/or directors are located in or have significant ties to China. To date, our operations in the PRC have been limited. Clancy Corp. a Nevada company, registered Shanghai Clancy Enterprise Management Co., Ltd. as a wholly foreign-owned entity in Shanghai, China on April 13, 2020 (Shanghai Clancy). Shanghai Clancy registered Beijing Clancy Information Technology Co., Ltd. (Beijing Clancy) as a wholly-owned subsidiary in Beijing on April 24, 2020. Unless the context indicates otherwise, all operations are conducted by Beijing Clancy, however shareholders will own an interest in Clancy Corp, the US domiciled company.

Clancy Corp

(a Nevada company)

↓ 100%

Shanghai Clancy Enterprise Management Co., Ltd.

(a Shanghai company)

↓100%

Beijing Clancy Information Technology Co., Ltd.

(a Beijing company)

Nonetheless, investors should be aware that legal and operational risks due to our operations in the PRC. Depending on the nature of our business and/or operations, the PRC government may exert a significant amount of control and/or regulation on the PRC operating entity. This regulation and/or control could result in a material change our company’s post-combination operations and the value of common stock held by investors. It also could significantly limit or completely hinder our ability to offer or continue to offer securities to investors. Furthermore, it could cause the value of such securities to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement.

As such, with respect to our future business, we will avoid any business restricted by the PRC, that is involving “Important Industry,” “National Economic Security,” a “well-known trademark,” or a “Chinese traditional brand.” Foreign ownership of these type of PRC companies require approval by the PRC authorities. Typically, these types of companies are acquired by foreign entities (without PRC approval) using a variable interest entity (VIE) structure whereby contractual agreements are entered into between the foreign acquiring company (or its subsidiary) and the PRC operating entity, however, the PRC operating company never becomes a direct subsidiary of the foreign acquiring company. Notwithstanding the forgoing, nonetheless the Company will face numerous risks and uncertainties with respect to any operations in the PRC. PRC laws and regulations are uncertain, as many of these laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement by the PRC government may involve substantial uncertainty. Generally, PRC has substantially less experience through its judiciary or the arbitration process as compared to the United States or the Cayman Islands. In addition, laws in the PRC are subject to change in the future with little advance notice which could negatively impact our future business and stock price

As stated above, we do not believe that we will be directly subject to these regulatory actions or statements, as we do not intend to have a VIE structure and any such business acquired will not involve the collection of user data, implicate cybersecurity, or involve any other type of restricted industry. However, because these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies in China will respond to them, or what existing or new laws or regulations will be modified or promulgated, if any, or the potential impact such modified or new laws and regulations will have on our daily business operations or our ability to accept foreign investments and list on an U.S. exchange. See “Risk Factors – Risks Related to Doing Business in China.”

As we develop operations in the PRC, our business, financial condition, results of operations, prospects and certain transactions may be subject to economic, political and legal developments in the PRC. Unlike in the United States, the enforcement of laws and rules and regulations in the PRC can change quickly with little advance notice; and the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in PRC-based issuers which could result in a material change in our operations and/or the value of our common shares. Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. Any future action by the Chinese government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless. See “Risk Factors – Risks Related to Doing Business in China.”

 As of the date of this filing, based upon our understanding, we are not (i) required to obtain permissions from any PRC authorities to operate or issue our shares to foreign investors and (ii) subject to the permission requirements from the China Securities Regulatory Commission (CSRC), Cyberspace Administration of China (CAC) nor any other entity that is required to approve of our PRC subsidiaries’ operations. As of the date of this filing, we have not received, nor were we denied, such permissions by any PRC authority. If our determination that we are not subject to these regulatory requirements is incorrect or such requirements adversely change, foreign investors may be required to divest themselves of their investment and we may face sanctions, fines, or penalties from the PRC government and we may be required to divest our PRC operations, change certain aspects of our business to ensure compliance, which could decrease demand for our products, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected as well as materially decrease the value of our common shares.

Moreover, as stated above, we will avoid businesses requiring a VIE structure under PRC regulations. As stated above, this type of VIE structure typically entails contractual agreements between the acquiring company (ie the Company) (or its subsidiary) and the PRC operating entity, however, at no time is the PRC operating company a subsidiary of the acquiring company.

Since we intend to use a direct ownership structure rather that a VIE structure, under PRC law, the Company will be able to distribute dividends, if any, from its operating PRC entity. The operating PRC subsidiary will be able to distribute dividends upstream to the parent company and the parent company will then be able to distribute the dividends to its shareholders on a proportionate basis, provided however, that the PRC subsidiary has distributable earnings. Current PRC regulations permit an operating subsidiary to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each PRC subsidiarity will be required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of each of its registered capital. These reserves are not distributable as cash dividends. However, as of this date, we have not made any upstream transfers, dividends or distributions.

Pursuant to the Holding Foreign Companies Accountable Act (“HFCAA”), the Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Our registered public accounting firm, Jack Sharma CPA, is not headquartered in mainland China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination. Notwithstanding the foregoing, if the PCAOB is not able to fully conduct inspections of our auditor’s work papers in China, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA. See “Risk Factors – Risks Related to Doing Business in China.” Although the audit report included herein was issued by U.S. auditors who are currently inspected by the PCAOB, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors would be deprived of the benefits of such inspection and our common shares may be delisted or prohibited from trading.

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

RISKS RELATED TO OUR OPERATIONS, FINANCIAL CONDITION AND BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES. As of July 31, 2021, we had an accumulated deficit of $495,921 and no revenues for the current fiscal year. We also expect future losses until we are able to generate revenues through a merger with an operating company or through our emerging business operations (for which no assurances can be given). As a result of these, among other, factors we received from our registered independent public accountants in their report for the financial statements for the years ended July 31, 2021 and 2020, the accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.   The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, which adds substantial doubt about the Company continuing as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

RISKS RELATED TO CHINA

RISK OF NEW REGULATIONS, SIGNIFICANT NEW GOVERNMENT OVERSIGHT IN CHINA. Investors should be aware that legal and operational risks exist with respect to our operations in the PRC. The PRC government may exert a significant amount of control and/or regulation on a PRC operating entity. This regulation and/or control could result in a material change of the company’s operations and the value of common stock held by investors. It also could significantly limit or completely hinder our ability to offer or continue to offer securities to investors. Furthermore, it could cause the value of such securities to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. We do not believe that we will be directly subject to these regulatory actions or statements, as we do not expect to have a VIE structure and our business does not involve the collection of user data, implicate cybersecurity, or involve any other type of restricted industry. Because these statements and regulatory actions are new, however, it is highly uncertain how soon legislative or administrative regulation making bodies in China will respond to them, or what existing or new laws or regulations will be modified or promulgated, if any, or the potential impact such modified or new laws and regulations will have on our daily business operations or our ability to accept foreign investments and list on an U.S. exchange.

As stated herein, the Company does not intend to enter into a merger or acquisition involving these restricted industries, such as “Important Industry”, “National Economic Security”, a “well-known trademark”, or a “Chinese traditional brand” so as to avoid any regulation and/or approval by the PRC authorities. However, recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. Investors should be aware that PRC laws are subject to change without notice and any future action by the Chinese government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could negatively impact our future business (including our ability to enter into a merger with a PRC company) and our stock price could significantly limit or completely hinder our ability to offer or continue to offer securities to investors.

UNCERTAINTIES WITH RESPECT TO THE PRC LEGAL SYSTEM COULD ADVERSELY AFFECT US. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters generally. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in the PRC. However, the PRC has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, these regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have a retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in the PRC may be protracted, resulting in substantial costs and diversion of resources and management attention.

PERMISSIONS FROM THE PRC AUTHORITIES TO ISSUE OUR COMMON STOCK TO FOREIGN INVESTORS. While we intend to develop a business in one or more industries that are not highly regulated in the PRC, nonetheless, we may be face governmental regulation and scrutiny in the future from the PRC government. As of the date of this filing, we (1) are not required to obtain permissions from any PRC authority to operate or issue our common stock to foreign investors, (2) are not subject to permission requirements from the China Securities Regulatory Commission (the “CSRC”), the Cyberspace Administration of China (the “CAC”) or any other entity that is required to approve of our PRC subsidiaries’ operations, and (3) have not received or were denied such permissions by any PRC authorities. Nevertheless, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Given the current PRC regulatory environment, it is uncertain when and whether we or our PRC subsidiaries, if any, will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC or other PRC governmental authorities required for overseas listings, including this offering. As of the date of this prospectus, we have not received any inquiry, notice, warning, sanctions or regulatory objection to this offering from the CSRC or other PRC governmental authorities. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities.

RISKS RELATED TO A FUTURE DETERMINATION THAT THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD (THE “PCAOB”) IS UNABLE TO INSPECT OR INVESTIGATE OUR AUDITOR COMPLETELY. The audit report included herein was issued by Jack Sharma, CPA (“Auditor”) a U.S.-based accounting firm that is registered with the PCAOB and can be inspected by the PCAOB. We have no intention of dismissing the Auditor in the future or of engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement. The PCAOB is currently unable to conduct inspections in China without the approval of Chinese government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. In addition, under the HFCAA, our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our Common Stock being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

Pursuant to the HFCAA, the PCOAB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China, because a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCOAB’s report identified the specific registered public accounting firms which are subject to these determinations. Our Auditor is not headquartered in mainland China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination.

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

The Company can provide no assurances that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating and financing activities for the years ended July 31, 2021 and 2020:

	Fiscal Year Ended July 31, 2021	Fiscal Year Ended July 31, 2020
Total Net Cash Used by Operating Activities	$(299,631)	$(158,740)
Total Net Cash Provided by Financing Activities	$331,270	$180,561
Effect of exchange rate change on cash	$914	$-
Net Change in Cash	$32,553	$21,821

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

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Clancy Corp and the related statements of income, stockholders equity and cash flows for the year ended July 31, 2021. In my opinion the financial statements present fairly in all material respects the financial position of the company as of July 31, 2021 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion.

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

Going concern matters.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has incurred losses, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical audit matters.

The auditor has determined that there are no critical audit matters to report.

I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audit, I am required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, I express no such opinion. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe my audit provides a reasonable basis for my opinion.

Jack Shama, CPA

September 2, 2022

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

Blue Bell, Pennsylvania

November 12, 2020

CLANCY CORP.

CONSOLIDATED BALANCE SHEETS

	July 31, 2021	July 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,375	$21,821
Prepaid expenses	15,260	7,677
Business advances	-	81,324
Total current assets	69,635	110,822

OTHER ASSETS
Prepaid expenses	-	38,571
Deposit	14,860	13,714
Operating lease right of use – building	112,515	155,602
TOTAL ASSETS	$197,010	$318,709

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$30,385	$587
Contract liabilities	-	14,143
Advances - related party	222,738	263,037
Operating lease liability – current	72,648	11,044
TOTAL CURRENT LIABILITIES	325,771	288,811

Operating lease liability – non-current	3,292	110,567
TOTAL LIABILITIES	329,063	399,378

Commitments and Contingencies	—	—

STOCKHOLDERS’ DEFICIT
Common Stock, 0.001 par value, authorized 345,000,000 shares, 153,105,464 and 3,105,250 shares issued and outstanding as of July 31, 2021 and July 31, 2020	153,105	3,105
Additional paid in capital	213,251	63,251
Accumulated other comprehensive income (loss)	(2,489)	—
Accumulated deficit	(495,921)	(147,025)
TOTAL STOCKHOLDERS’ DEFICIT	(132,054)	(80,669)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$197,010	$318,709

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended July 31,
	2021	2020
Revenues	$24,681	$—
Revenues – related party	20,567

Total revenues	45,248

Cost of goods sold	17,368	—
Gross profit (loss)	27,880	—

EXPENSES
Research and development expenses	213,535
General and administrative Expenses	163,608	79,517
TOTAL OPERATING EXPENSES	377,143	79,517

NET LOSS FROM OPERATIONS	(349,263)	(79,517)
OTHER INCOME (EXPENSES)
Interest income	368	-
Net loss before tax	(348,895)	(79,517)
Provision for income taxes	—	—
NET LOSS	$(348,895)	$(79,517)
OTHER COMPREHENSIVE ITEM
Foreign currency translation loss	(2,489)
COMPREHENSIVE LOSS	$(351,384)	$(79,517)
NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS - BASIC & DILUTED	$(0.00)	$(0.03)

NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC & DILUTED	$—	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	93,516,423	3,105,250

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the years ended July 31, 2021 and 2020

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income(Loss)	Deficit	TOTAL
Balance, July 31, 2019	3,105,250	$3,105	$63,251	$—	$(67,508)	$(1,152)

Net Loss	—	—	-	-	(79,517)	(79,517)
Balance, July 31, 2020	3,105,250	3,105	63,251	—	(147,025)	(80,669)

Rounding shares due to stock split	214
Shares issued	150,000,000	150,000	150,000			300,000
Currency translation				(2,489)		(2,489)
Net Loss	—	—	—		(348,895)	(348,895)
Balance, July 31, 2021	153,105,464	$153,105	$213,251	$(2,489)	$(468,070)	$(132,054)

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended July 31,
	2021	2020
OPERATING ACTIVITIES
Net Loss	$(348,895)	$(79,517)
Adjustments to reconcile net cash used in operating activities:
Amortization	10,581	5,670
Decrease in assets:
Change in prepaid expenses	24,454	(85,909)
Changes in deposit	-	(13,714)
Increase in liabilities:
Accounts payable	29,312	587
Increase in contract liabilities	(15,083)	14,143

Total Net Cash Used by Operating Activities	(299,631)	(158,740)

FINANCING ACTIVITIES:
Business advances	86,728	(81,324)
Proceeds from shares issued	300,000
Proceeds from Advances Related Party	(55,458)	261,885

Total Net Cash Provided by Financing Activities	331,270	180,561

EFFECT OF EXCHANGE RATE CHANGE ON CASH	914

NET INCREASE (DECREASE) IN CASH	32,553	21,821

CASH AT BEGINNING OF YEAR	21,821	-

CASH AT END OF YEAR	$54,375	$21,821

Supplemental Cash flow Information:
Interest Paid	$—	$—
Taxes Paid	$—	$—

Supplemental Disclosure of Non Cash Lease Activity:
Recognition of Right of use asset	$-	$169,173
Recognition of Lease liability	$-	$(169,173)

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

Future minimum lease payments under the operating lease as of July 31, 2021 are:

2022	$78,881
2023	1,620
2024	-
Total Lease payments	80,501
Less Imputed Interest	(4,560)
Net Lease liability	$75,940

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as set forth in its Internal Control - Integrated Framework. This assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2021	$ 9,200(total)	Morison Cogen LLP ($4,200); RH CPA ($3,000) and Jack Shama CPA ($2,000)
2020	$15,150	Morison Cogen LLP

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

CLANCY CORP.

Dated: September 13, 2022	By:	/s/ Xiangying Meng
Xiangying Meng
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangying Meng	President, CEO and Director	September 13, 2022
Xiangying Meng	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)