Form 10-K/A
period 2021-07-31
Clancy Corp
filed 2022-10-12
CIK 1681769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Form 10-K/A amends and restates in its entirety the Annual Report on Form 10-K of Clancy Corp. for the fiscal year ended July 31, 2021 (the “Original Filing”), as filed with the Securities and Exchange Commission (“Commission”) on November 12, 2021 and Amendment No. 1 and Amendment No. 2 to the Original Filing filed with the Commission on December 14, 2021 and September 13, 2022, respectively. This revision is in response to a Comment Letter from the staff of the Commission. This revision incorporates (i) a revised audit opinion from Jack Sharma CPA and (ii) revised Exhibit 31.1 certification.

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

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Clancy Corp and the related statements of income, stockholders equity, cash flows, including the related notes and any related schedules for the year ended July 31, 2021. In my opinion the financial statements present fairly in all material respects the financial position of the company as of July 31, 2021 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Basis for opinion.

These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on the financial statements based on my audit. I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe my audit provides a reasonable basis for my opinion.

Critical audit matters.

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved my especially challenging, subjective, or complex judgments. I have determined that there are no critical audit matters to report.

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

Jack Shama, CPA

October 2, 2022

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

CLANCY CORP.

Dated: October__, 2022	By:	/s/ Xiangying Meng
Xiangying Meng
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangying Meng	President, CEO and Director	October __, 2022
Xiangying Meng	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)