Form 10-K
period 2022-07-31
Clancy Corp
filed 2022-10-31
CIK 1681769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. [Note: the Company’s shares trade sporadically and infrequently. For example, no shares traded on January 31, 2022 (the most recently completed second fiscal quarter). Prior to that date, the last trade date was June 22, 2021. The shares traded next on February 15, 2022 at $9.00 a share.]

As of October __, 2022, there were 153,105,464 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

i

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

As such, with respect to our future business, we will avoid any business restricted by the PRC, that is involving “Important Industry,” “National Economic Security,” a “well-known trademark,” or a “Chinese traditional brand.” Foreign ownership of these type of PRC companies require approval by the PRC authorities. Typically, these types of companies are acquired by foreign entities (without PRC approval) using a variable interest entity (VIE) structure whereby contractual agreements are entered into between the foreign acquiring company (or its subsidiary) and the PRC operating entity, however, the PRC operating company never becomes a direct subsidiary of the foreign acquiring company. Notwithstanding the forgoing, nonetheless the Company will face numerous risks and uncertainties with respect to any operations in the PRC. PRC laws and regulations are uncertain, as many of these laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement by the PRC government may involve substantial uncertainty. Generally, PRC has substantially less experience through its judiciary or the arbitration process as compared to the United States or the Cayman Islands. In addition, laws in the PRC are subject to change in the future with little advance notice which could negatively impact our future business and stock price.

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

Client C.

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

Employees.

As of the date of this filing, the Company has 11 full time employees.

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

RISKS RELATED TO OUR OPERATIONS, FINANCIAL CONDITION AND BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES. As of July 31, 2022, we had an accumulated deficit of $876,571 and no revenues for the current fiscal year. We also expect future losses until we are able to generate revenues through a merger with an operating company or through our emerging business operations (for which no assurances can be given). As a result of these, among other, factors we received from our registered independent public accountants in their report for the financial statements for the years ended July 31, 2022 and 2021, the accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, which adds substantial doubt about the Company continuing as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES. We have limited sources of income at this time and limited existing cash balances to meet our ongoing operating expenses, including funds to expand our initial business operations. We have relied upon affiliates of the Company to make advances to the Company to cover our operating expenditures. There are no assurances that these advances will continue in the future. The failure of these advances to continue in the future may result in our security holders losing their entire investment.

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

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTERESTS DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK WHICH COULD BE MATERIALLY ADVERSE TO THE VALUE OF OUR COMMON STOCK. As of July 31, 2022, we had 153,105,464 shares of our common stock issued and outstanding. We are authorized to issue up to 345,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes, including the satisfaction of outstanding debt to affiliates and others. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock. If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue 345,000,000 shares of Common Stock and 153,105,464 shares of Common Stock issued and outstanding. As of July 31, 2022, there were 7 holders of record of the Common Stock.

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

Results of Operations

Revenues. During fiscal years ended July 31, 2022 and 2021, the Company had revenues of $0 and $45,248, respectively. From August 1, 2020 to April 30, 2021, the Company business centered on providing IT services to a small number of clients. Beginning in May 2021, the Company terminated its IT services and has re-focused its operations to provide marketing services to small and median sized businesses. We did not receive any revenues from our new business model during the current fiscal year end.

Costs of Goods Sold. During fiscal years ended July 31, 2022 and 2021, the Company had costs of goods sold of $0 and $17,368, respectively. Costs of goods sold for the year ended July 31, 2021 consists of payroll expenses of $17,368 assigned to costs of goods sold. There was no cost of goods sold for the year ended July 31, 2022 due to the lack of revenues.

Operating Expenses. For the fiscal year ended July 31, 2022, the Company had total operating expenses of $380,723, consisting of $258,764 in research and development (R&D) and $121,959 in general and administrative expenses, respectively. For the fiscal year ended July 31, 2021, the Company had total operating expenses of $377,143, consisting of $213,535 in R&D and $163,608 in general and administrative expenses. The R&D expenses were software development costs and general and administrative expenses include legal, accounting, audit, and other professional service fees incurred in relation to the Company’s reporting obligations under the federal securities laws. There was slight increase in operating expenses for the current fiscal year. There was $45,229 increase in R&D cost but $41,649 decrease in general and administrative expenses in current year due to the larger portion of payroll expenses allocated to R&D and smaller portion to G&A.

Net Loss. For the fiscal year ended July 31, 2022 and 2021, the Company had net losses of $380,650 and $348,895, respectively, for the reasons discussed above.

Liquidity and Capital Resources

As of July 31, 2022, the Company had working capital deficit of $561,224 compared with a working capital deficit of $256,136 for the prior fiscal year end. The increase in working capital deficit is primarily due to losses incurred by the Company during the current fiscal year.

The Company can provide no assurances that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating and financing activities for the years ended July 31, 2022 and 2021:

	Fiscal Year Ended July 31, 2022	Fiscal Year Ended July 31, 2021
Total Net Cash Used by Operating Activities	$(370,350)	$(299,631)
Total Net Cash Provided by Financing Activities	$336,327	$331,270
Effect of exchange rate change on cash	$(841)	$914
Net Change in Cash	$(34,864)	$32,535

Operating Activities

During the year ended July 31, 2022, the Company had a net loss of $380,650 and after adjusting for lease expenses, increases in prepaid expenses, and accounts payable, resulted in net cash of $370,350 being used in operating activities during the year. By comparison, during the year ended July 31, 2021, the Company had used $299,631 in operating activities.

Financing Activities

During the year ended July 31, 2022, the Company received $336,327 from the advances from the related party, resulting in total net cash of $336,327 provided by financing activities for the period. By comparison, during the year ended July 31, 2021, the Company received $300,000 of proceeds from the issuance of stock, repayment of $86,728 in loans from two non-affiliates, offset by $55,458 payment on a related loan, which resulted in $331,270 in total net cash provided by financing activities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $19,511 in cash and equivalents as of July 31, 2022 and $54,375 as of July 31, 2021.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $212 in prepaid expenses as of July 31, 2022 and $15,260 as of July 31, 2021.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the year ended July 31, 2022, the comprehensive loss was $366,104 which contains the foreign currency translation gain of $14,547.

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

CLANCY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JACK SHAMA, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

631-318-0351

To the shareholders and the board of directors of Clancy Corp.

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Clancy Corp and the related statements of income, stockholders equity, cash flows, including the related notes and any related schedules for the years ended July 31, 2022, and July 31, 2021. In my opinion the financial statements present fairly in all material respects the financial position of the company as of July 31, 2022, and July 31, 2021 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going concern matters.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has incurred losses, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for opinion.

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

Jack Shama, CPA

October 12, 2022

I have served as the company’s auditor since October 2021.

CLANCY CORP.

CONSOLIDATED BALANCE SHEETS

	July 31, 2022	July 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,511	$54,375
Prepaid expenses	212	15,260
Total current assets	19,723	69,635

OTHER ASSETS
Deposit	14,236	14,860
Operating lease right of use – building	48,831	112,515
TOTAL ASSETS	$82,790	$197,010

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$18,377	$30,385
Advances - related party	541,750	222,738
Operating lease liability – current	20,820	72,648
TOTAL CURRENT LIABILITIES	580,947	325,771

Operating lease liability – non-current	—	3,292
TOTAL LIABILITIES	580,947	329,063

Commitments and Contingencies	—	—

STOCKHOLDERS’ DEFICIT
Common Stock, 0.001 par value, authorized 345,000,000 shares, 153,105,464 shares issued and outstanding as of July 31, 2022 and July 31, 2021	153,105	153,105
Additional paid in capital	213,251	213,251
Accumulated other comprehensive income (loss)	12,058	(2,489)
Accumulated deficit	(876,571)	(495,920)
TOTAL STOCKHOLDERS’ DEFICIT	(498,157)	(132,053)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$82,790	$197,010

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended July 31,
	2022	2021
Revenues	$—	$24,681
Revenues – related party	—	20,567

Total revenues	—	45,248

Cost of goods sold	—	17,368
Gross profit (loss)	—	27,880

EXPENSES
Research and development expenses	258,764	213,535
General and administrative Expenses	121,959	163,608
TOTAL OPERATING EXPENSES	380,723	377,143

NET LOSS FROM OPERATIONS	(380,723)	(349,263)

OTHER INCOME (EXPENSES)
Interest income	73	368
Net loss before tax	(380,650)	(348,895)
Provision for income taxes	—	—
NET LOSS	$(380,650)	$(348,895)

OTHER COMPREHENSIVE ITEM
Foreign currency translation gain (loss)	14,547	(2,489)
COMPREHENSIVE LOSS	$(366,104)	$(351,384)

NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS - BASIC & DILUTED	$(0.00)	$(0.00)

NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC & DILUTED	$—	$—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	153,105,464	93,516,423

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the years ended July 31, 2022 and 2021

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	TOTAL
Balance, July 31, 2020	3,105,250	$3,105	$63,251	$—	$(147,025)	$(80,669)

Rounding shares due to stock split	214
Shares issued	150,000,000	150,000	150,000			300,000
Currency translation				(2,489)		(2,489)
Net Loss	—	—	—		(348,895)	(348,895)
Balance, July 31, 2021	153,105,464	$153,105	$213,251	$(2,489)	$(495,920)	$(132,053)

Currency translation				14,547		14,720
Net loss		-	-		(380,650)	(380,650)
Balance, July 31, 2022	153,105,464	$153,105	$213,251	$12,058	$(876,571)	$(498,157)

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended July 31,
	2022	2021
OPERATING ACTIVITIES
Net Loss	$(380,650)	$(348,895)
Adjustments to reconcile net cash used in operating activities:
Amortization	6,480	10,581
Decrease in assets:
Change in prepaid expenses	14,980	24,454
Changes in deposit	—	—
Increase in liabilities:
Accounts payable	(11,160)	29,312
Increase in contract liabilities		(15,083)

Total Net Cash Used by Operating Activities	(370,350)	(299,631)

FINANCING ACTIVITIES:
Business advances	—	86,728
Proceeds from shares issued	—	300,000
Proceeds from Advances Related Party	336,327	(55,458)

Total Net Cash Provided by Financing Activities	336,327	331,270

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(841)	914

NET INCREASE (DECREASE) IN CASH	(34,864)	32,554

CASH AT BEGINNING OF YEAR	54,375	21,821

CASH AT END OF YEAR	$19,511	$54,375

Supplemental Cash flow Information:
Interest Paid	$—	$—
Taxes Paid	$—	$—

Supplemental Disclosure of Non Cash Lease Activity:
Recognition of Right of use asset	$—	$—
Recognition of Lease liability	$—	$—

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

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

On March 31, 2020, a change of control occurred with respect to the Company. Pursuant to a Stock Purchase Agreement entered into by and among the Clancy Corp., Gaoyang Liu (“Seller”), and Xiangying Meng (“Buyer”), Seller assigned, transferred and conveyed to Buyer 60,000,000 shares of common stock of Company (“Common Stock”), which represents 64.4% of the total issued and outstanding shares of the Company, for the sum of $285,000. In addition, Seller assigned his rights and interest to outstanding loans made by Seller to the Company in the amount of $55,609 for the face value of such loans. Mr. Meng owned 67,500,000 shares of common stock of the Company. In connection with the transaction, Mr. Liu, the then sole officer and director of the Company resigned in all officer and director capacities from the Company and Mr. Meng was appointed Chief Executive Officer and Chief Financial Officer of the Company. In addition, Mr. Meng was appointed the sole director of the Company.

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

From August 1, 2020 to April 30, 2021, the Company business centered on providing IT services to a small number of clients. Beginning in May 2021, the Company terminated its IT services and re-focused its business operations to providing business consulting services to small and median sized businesses. Management believes their prior business experience will enable them to assist small and medium sized companies improve their operating efficiencies. The Company will charge its clients based on their performance. Management believes the new business model will reduce internal overhead costs and potentially provide a larger market for its services.

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

The Covid-19 pandemic presents novel challenges and a chaotic business environment globally. The duration and intensity of the impact of the Covid-19 to business entities differ geographically. Covid-19 has a limited impact on the Company’s activities since Shanghai Clancy has no activities and Beijing Clancy operations are limited to Beijing, PRC. The impact on the Company’s result of operation and the financial statements was immaterial as of July 31, 2022.

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

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to cash and cash equivalents. A portion of the Company’s cash and cash equivalents are deposited with Industrial and Commercial Bank of China Limited and Pingan Bank in the PRC, which is not insured or otherwise protected. The Company had deposits of $18,076 as of July 31, 2022. The Company has not experienced any losses in such accounts in the PRC.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities recognized at July 31, 2022 and 2021 based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company has operations in China where the local currency of RMB is used to prepare the financial statements which are translated into the Company’s reporting currency, U.S. dollars. The local currency of RMB is the functional currency for the operations outside the United States. Changes in the exchange rates between this currency and the Company’s reporting currency, are partially responsible for some of the periodic changes in the consolidated financial statements. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the spot rate in effect at the applicable reporting date. Revenues and expenses of the Company’s foreign operations are translated at the average exchange rate during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ deficit. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in general and administrative expense in the period in which they occur. For the years ended July 31, July 31, 2022 and 2021 there were no realized or unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entities.

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the consolidated financial statements were as follows:

	July 31, 2022	July 31, 2021
Period end USD: RMB exchange rate	6.74	6.46
Average USD: RMB exchange rate	6.50	6.56

Foreign Operations

All of the Company’s operations and assets are located in Beijing China. The Company may be adversely affected by possible political or economic events in this country. The effect of these factors cannot be accurately predicted.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2022, and 2021, there were no potentially dilutive equity instruments issued or outstanding.

Comprehensive Income

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220, “Comprehensive Income,” in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has one item of other comprehensive income, consisting of a foreign translation adjustment; however, the translation adjustment was immaterial for the years ending July 31, 2022 and 2021.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU NO. 2016-02 “Leases (Topic 842)” and subsequent related updates. The core principle of Topic 842 is that the lessee should recognize the assets and liabilities that arise from the leases. The company adopted the standard effective August 1, 2019 under the optional transition method which allows the entity to apply the new lease standard at the adoption date and recognize a cumulative effect adjustment, if any, to the opening balance of retained earnings in the period of adoption. The standard had a material impact on the balance sheet (see Note 4)

As of July 31, 2022, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s consolidated financial statements.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On October 19, 2017 the Company entered into a five-year rental agreement for a $540 monthly fee, starting on November 1, 2017. Leased Premise with the area of 74 square meters is located at 8 Stasinou Ave, Lefkosia 1060, Nicosia, Cyprus. The Company paid $0 for rent for the year ended July 31, 2022 and 2021.

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

On May 26, 2020, the Company entered into a three-year rental agreement for a 32,000 RMB per month. The office is located on the second floor of BYD 4S shop, No 56, Dongsihuan South Road, Chaoyang District, Beijing. In May 2020, the Company paid 480,000RMB ($67,306) including the first year rent of 384,000 RMB ($53,845) and three month rent of 96,000 RMB ($13,461) as the security deposit. In May 2021, the Company paid 384,000 RMB ($60,300) for the second year. In June 2022, the Company paid 384,000 RMB ($59,170) for the third and final year. Due to the adoption of the new lease standard under the optional transition method which allows the entity to apply the new lease standard at the adoption date, the Company has capitalized the present value of the minimum lease payments commencing August 1, 2019, using an estimated incremental borrowing rate of 6%. The minimum lease payments do not include common area annual expenses which are considered to be non-lease components.

There are no other material operating leases. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

Future minimum lease payments under the operating leases as of July 31, 2021 are:

2022 - 2023	$21,060
2023 - 2024	-
2024 - 2025	-
Total Lease payments	21,060
Less Imputed Interest	(239)
Net Lease liability	$20,821

Total lease expense under operating leases for the year ended July 31, 2022 and 2021 were 64,506 and $65,921, respectively.

As of July 31, 2022 and 2021, the total operating lease Right of Use assets were $48,831 and $112,515, respectively.

NOTE 5 – BUSINESS ADVANCES

During the year ended July 31, 2020, the Company made business advances totaling $81,324 to two unaffiliated parties. All advances were repaid in the first quarter of fiscal year 2021.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s major shareholder has orally agreed to loan funds to the Company for its operations on an as needed basis. For the year ended July 2021, the Company paid back $55,458. For the year ended July 31, 2022, the major shareholder loaned the Company $336,327. As of July 31, 2022 and 2021, the Company owed the major shareholder Mr. Meng $541,750 and $222,738, respectively. This loan is unsecured, non-interest bearing and due on demand.

NOTE 7 – RESEARCH AND DEVELOPMENT EXPENSE

The Company incurred significant expenses in research and development (R&D). For the years ended July 31, 2022 and 2021, the R&D expenses were $258,764 and $213,535, respectively.

NOTE 8 – GENERAL AND ADMINISTRATIVE EXPENSES (G&A)

The general and administrative expenses contain the following:

	For the year ended July 31,
Description	2022	2021
Payroll and payroll tax expenses	$19,763	54,278
Professional fees	26,750	32,859
Lease expenses	64,506	65,921
Other G&A	10,940	10,551
Total	$121,959	$163,608

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

The Company’s US parent company was incorporated in the US and is subject to U.S. income tax rate of 21% and files U.S. federal income tax return. As of July 31, 2021, the US entity had net operating loss carry forwards for income tax purpose of $106,708. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely (under the Tax Cuts and Jobs Act, effective for tax years beginning on or after January 1, 2018). However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code Section 382 regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions. The ultimate realization of deferred tax assets is dependent upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the Company’s US parent company’s limited operating history and continuous loss, and has therefore established a full valuation allowance as of July 31, 2022.

(B)	PRC

The Company’s wholly owned Chinese subsidiary Shanghai Clancy is a wholly foreign-owned entity (“WFOE”). Shanghai Clancy had no business activity from inception through July 31, 2022. The Company’s second tier WOFE subsidiary, Beijing Clancy, is subject to the reduced PRC income tax rate as follows as per Caishui (2019) No. 13 issued by General Administration of Taxation, Ministry of Finance of PRC in January 2019: if the annual taxable income of small enterprises does not exceed RMB 1 million ($152,000), only 25% of such taxable income is required for paying the income tax at an income tax rate of 20% (equivalent to 5% of the total taxable income); if the annual taxable income of small enterprises is between RMB 1 million ($152,000) and RMB 3 million ($456,000), only 50% of such taxable income is required for paying the income tax at an income tax rate of 20% (equivalent to 10% of the total taxable income). This tax-reduced policy is effective for the period from January 1, 2019 through December 31, 2022. Beijing Clancy did not have taxable income for year ending July 31, 2022. Tax losses of the operating subsidiaries of the Company may be carried forward for five years in China.

As of July 31, 2022, Beijing Clancy has $317,158 and $660,627 of NOL that expire in five years through 2026 and 2027, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to Beijing Clancy’s limited operating history and has therefore established a full valuation allowance as of July 31, 2022.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended July 31, 2022 and 2021:

	Fiscal Years Ended July 31,
	2022	2021
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(0.6)%	(0.6)%
Effect of PRC tax holiday	3.2%	3.2%
Valuation allowance	18.4%	18.4%
Effective tax rate	—%	—%

Income tax expense was $0 for the years ended July 31, 2022 and 2021. The provision for income tax expense (benefit) for the years ended July 31, 2022 and 2021 consisted of the following:

	2022	2021
Income tax expense – current	$—	$—
Income tax expense (benefit) – deferred	(25,710)	(24,567)
Increase (decrease) in valuation allowance	25,710	24,567
Total income tax expense	$—	$—

The Company’s net deferred tax asset as of July 31, 2022 and 2021 is as follows:

	July 31, 2022	July 31, 2021
Deferred tax asset
Net operating loss	$63,978	$38,268
Total	63,978	38,268
Less: valuation allowance	(63,978)	(38,268)
Net deferred tax asset	$—	$—

NOTE 10 – SHARES ISSUED FOR EQUITY FINANCING

In December 2020, the Company issued 150,000,000 shares of common stock of the Company to five individuals including the Company’s CEO, at $0.002 per share. The Company received proceeds of $300,000 from this private placement. As of July 31, 2022 and July 31, 2021, the shares out issued and outstanding were 153,105,464 for both yearend periods.

NOTE 11 – SUBSEQUENT EVENTS

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure. During fiscal year ended July 31, 2021, our auditor was changed to Jack Sharma, CPA.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of July 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as set forth in its Internal Control - Integrated Framework. This assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

While these control deficiencies did not adversely affect our 2022 or 2021 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended July 31, 2022, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position
Xiangying Meng	43	Chief (Principal) Executive Officer, Chief (Principal) Financial (Accounting) Officer and Director

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

Item 11. Executive Compensation.

DIRECTOR AND OFFICER COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our officers and directors by the Company during the fiscal years ended July 31, 2022 and 2021 in all capacities:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Officers and Directors
Xiangying Meng	78,403,250	51.2%
All officers and directors as a group (1 individual)	78,403,250	51.2%

Greater than 5% Holders
Lei Xu (1)	15,000,000	9.8%
Meillon Equity Transfer Agency Services Ltd. (2)	31,000,000	20.2%
Fusheng Lei (3)	14,000,000	9.1%
Xingyue Liu (4)	7,700,000	5.0%

(1).	The address of the shareholder is Shayang Road South, Rm 1602, Unit 3, Bld 7, Shahe Township, Changping District, Beijing, China.
(2).	The address of the shareholder is 1142 S. Diamond Bar Blvd. Suite 450, Diamond Bar, Ca 91765. The control person of the shareholder is Mr. Fusheng Lei.
(3).	The amount excludes 31,000,000 shares of common stock held by Meillon Equity Transfer Agent Services Ltd. The address of the shareholder is Room 1401, Building 43, Area B, Linken Park, Yizhuang Town, Daxing District, Beijing, China.
(4).	The address of the shareholder is Unit 1504, Unit 1, Building 7, Yard 15, Demao Street, Yinghai Town, Daxing District, Beijing, China.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Immediately prior to June 28, 2019, the Company’s then sole officer and director had a loan outstanding to the Company in the amount of $23,334. This loan was unsecured, non-interest bearing and due on demand. As part of change of control transaction which occurred on June 28, 2019, the outstanding balance was forgiven and written off. As a result, the balance due to this former officer and director was $0 as of July 31, 2019. On that same date (June 28, 2019), the Company also assigned all assets and liabilities to the former officer and director of the Company. In connection with this change of control, the Company ceased its business operations and is now a “shell company” as defined under Rule 405 promulgated under the Securities Act of 1933, as amended. On March 31, 2020, Mr. Meng purchased a controlling interest in the Company and was assigned the rights and interest to the advances made to the company by the then former majority stockholder, Mr. Gaoyang Liu. As of July 31, 2022, Mr. Meng, the new officer and director, has loaned the Company the sum of $541,750. This loan is unsecured, non-interest bearing and due on demand.

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

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2022	$7,500 (Total)	Jack Shama CPA ($4,000); and Morison Cogen LLP ($3,500)
2021	$9,200 (Total)	Morison Cogen LLP ($4,200); RH CPA ($3,000) and Jack Shama CPA ($2,000)

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2022	$0
2021	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2022	$0
2021	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2022	$0
2021	$0

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