Form 10-Q
period 2022-10-31
Clancy Corp
filed 2022-12-15
CIK 1681769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

As of December 6, 2022, there were 153,105,464 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

CLANCY CORP.

 CLANCY CORP.

CONSOLIDATED BALANCE SHEETS

	October 31, 2022	July 31, 2022
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,887	$19,511
Prepaid expense	-	212
Business advances	—	-
TOTAL CURRENT ASSETS	18,887	19,723

OTHER ASSETS
Deposit	13,376	14,236
Operating lease right of use – building	31,212	48,831
TOTAL ASSETS	$63,475	$82,790

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$25,776	$18,377
Advances - Related Party	584,864	541,750
Operating lease liability – current	21,060	20,820
TOTAL CURRENT LIABILITIES	631,700	580,947

Operating lease liability – non-current	-	-
TOTAL LIABILITIES	631,700	580,947

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, authorized 345,000,000 shares 153,105,464 shares issued and outstanding as of October 31, 2022 and July 31, 2022	153,105	153,105
Additional Paid in Capital	213,251	213,251
Accumulated Other Comprehensive Loss	35,213	12,058
Accumulated Deficit	(969,794)	(876,571)
TOTAL STOCKHOLDERS' DEFICIT	(568,225)	(498,157)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$63,475	$82,790

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended October 31, 2022 and 2021

(unaudited)

	2022	2021
REVENUE	$-	$-
REVENUE- related party	-	-
Cost of goods sold	-	-
Gross loss	-	-
EXPENSES
Lease expense
Research & development expense - software	26,425	70,481
General and administrative expenses	66,811	35,719
TOTAL OPERATING EXPENSES	93,236	106,200

Other income (expense)
Interest income	13	5
NET LOSS FROM CONTINUING OPERATIONS	(93,223)	(106,195)
Provision for Income Taxes	—	—
NET LOSS	$(93,223)	$(69,524)
Currency translation adjustment	23,155	(1,195)
COMPREHENSIVE LOSS	$(70,068)	$(107,390)
NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	153,105,464	153,105,464

See accompanying notes to the consolidated financial statements

CLANCY CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

for the three months ended October 31, 2022 and 2021

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	In Capital	Loss	Deficit	TOTAL
Balance, July 31,2022 (audited)	153,105,464	$153,105	$213,251	12,058	$(876,571)	$(498,157)

Net Loss	—	—	—	—	(93,223)	(93,223)
Currency Translation Adjustment	—	—	—	23,155	—	23,155

Balance, October 31, 2022 (unaudited)	153,105,464	$153,105	$213,251	$35,213	$(969,794)	$(568,225)

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	In Capital	Loss	Deficit	TOTAL
Balance, July 31,2021 (audited)	153,105,464	$153,105	$213,251	(2,489)	$(495,920)	$(132,053)

Net Loss	—	—	—	—	(106,195)	(106,195)
Currency Translation Adjustment	—	—	—	(1,195)	—	(1,195)

Balance, October 31, 2021 (unaudited)	153,105,464	$153,105	$213,251	$(3,684)	$(602,115)	$(239,443)

See accompanying notes to the consolidated financial statements

CLANCY CORP.

STATEMENT OF CASH FLOWS

for the three months ended October 31, 2022 and 2021

(unaudited)

	2022	2021
OPERATING ACTIVITIES
Net Loss	$(93,223)	$(106,195)
Adjustments to Reconcile Net Cash Used in Operating Activities:
Lease Expense	15,226	16,508
Research & Development Expense - Software	-	-
Changes in Assets and Liabilities:
Prepaid Expenses	212	297
Accounts Payable	8,508	2,680
Total Net Cash Used in Operating Activities	(69,277)	(86,710)
FINANCING ACTIVITIES
Business Advances Received	-	-
Repayment of Loan from a Related Party	69,690	41,017
Net Cash Provided by Financing Activities	69,690	41,017
Effects Of Exchange Rate Changes On Cash	(1,038)	129
NET INCREASE IN CASH	(625)	(45,564)
CASH AT BEGINNING OF PERIOD	19,511	54,376
CASH AT END OF PERIOD	18,887	8,812
Supplemental Cash flow Information:
Interest Paid	$—	$—
Taxes Paid	$—	$—
Supplemental Disclosure of Non Cash Lease Activity:
Recognition of Right of use asset	$—	$-
Recognition of Lease liability	$—	$-

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2022

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Clancy Corp. (“Company”) was incorporated on March 22, 2016 under the laws of the State of Nevada.

On April 13, 2020, the Company registered Shanghai Clancy Enterprise Management Co., Ltd. (Shanghai Clancy) as a wholly foreign-owned entity and as a wholly owned subsidiary in Shanghai, China. Shanghai Clancy had no business activity from inception through October 31, 2022.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended October 31, 2022, the Company incurred loss, an accumulated deficit and experienced negative cash flow from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Covid-19 pandemic presents novel challenges and a chaotic business environment globally. The duration and intensity of the impact of the Covid-19 to business entities differ geographically. Covid-19 has a limited impact on the Company’s activities since Shanghai Clancy has no activities and Beijing Clancy operations are limited to Beijing, PRC. The impact on the Company’s result of operation and the financial statements was immaterial as of October 31, 2022.

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

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to cash and cash equivalents. A portion of the Company’s cash and cash equivalents are deposited with Industrial and Commercial Bank of China Limited and Pingan Bank in the PRC, which is not insured or otherwise protected. The Company had deposits of $13,295 as of October 31, 2022.  The Company has not experienced any losses in such accounts in the PRC.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities recognized at October 31, 2022 based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company has operations in China where the local currency of RMB is used to prepare the consolidated financial statements which are translated into the Company’s reporting currency, U.S. dollars. The local currency of RMB is the functional currency for the operations outside the United States. Changes in the exchange rates between this currency and the Company’s reporting currency, are partially responsible for some of the periodic changes in the consolidated financial statements. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the spot rate in effect at the applicable reporting date. Revenues and expenses of the Company’s foreign operations are translated at the average exchange rate during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ deficit. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in general and administrative expense in the period in which they occur. For the three months period ended October 31, 2022 and 2021, there were no realized or unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entities.

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the consolidated financial statements were as follows:

	October 31, 2022	October 31, 2021
Period end USD: RMB exchange rate	7.18	6.39
Average USD: RMB exchange rate	7.06	6.45

Foreign Operations

All of the Company’s operations and assets are located in Beijing China. The Company may be adversely affected by possible political or economic events in this country. The effect of these factors cannot be accurately predicted.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. In the three months ended October 31, 2022 and 2021, respectively, there were no potentially dilutive equity instruments issued or outstanding.

Comprehensive Income

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220, “Comprehensive Income,” in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has one item of other comprehensive loss, consisting of a currency translation adjustment of $23,155 for the three months ended October 31, 2022 compared to $(1,195) for the three months ended October 31, 2021.

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

Recently Adopted Accounting Pronouncements

As of October 31, 2022 and for the period then ended, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of October 31, 2022, there was no recently issued accounting standards not yet adopted which would have a material effect on the Company’s consolidated financial statements.

NOTE 4 - OPERATING LEASE RIGHT-OF- USE ASSETS

As of October 31, 2022, the total operating lease Right of Use assets were $31,212. The total operating lease cost was $14,996 and $16,642 for the three-month period ended October 31, 2022 and 2021.

NOTE 5 - LEASE LIABILITIES- OPERATING LEASE

Future minimum lease payments under the operating lease as of October 31, 2022 are:

12 months ended October 31, 2022	$21,060
12 months ended October 31, 2023	-
12 months ended October 31, 2024	-
Total Lease payments	21,060
Less Imputed Interest	-
Net Lease liability	$21,060

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s major shareholder has orally agreed to loan funds to the Company for its operations on an as needed basis. For the three months ended October 31, 2022, the major shareholder loaned the Company $69,690 and for the three months ended October 31, 2021, the Company paid back to the major shareholder $41,017.

As of October 31, 2022 and July 31, 2022, the balance owing to a related party was $584,864 and $541,750, respectively. The loan was interest free and unsecured and had no stated terms of repayment.

NOTE 7 - RESEARCH AND DEVELOPMENT EXPENSE

The Company incurred significant expenses in research and development (R&D). For the three months ended October 31, 2022 and 2021, the R&D expenses were $26,425 and $70,481, respectively.

NOTE 8 - INCOME TAXES

Income tax expense was $0 for the three months ended October 31, 2022 and 2021.

As of July 31, 2022, the Company had no unrecognized tax benefits and, accordingly, the Company did not recognize interest or penalties during the three months ended October 31, 2022 related to unrecognized tax benefits. There was no accrual for uncertain tax positions as of October 31, 2022.

There is no income tax benefit for the losses for the three months ended October 31, 2022 and 2021, as management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, filed with the Securities and Exchange Commission (“Commission”) on October 31, 2022. More broadly, these factors include, but are not limited to:

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

Revenues

For the three months ended October 31, 2022 and 2021, the Company had revenues of $0, respectively.

Cost of Goods Sold

For both the three month ended October 31, 2022 and October 31, 2021, the Company had no cost of goods sold as we did not have any revenues for the respective periods.

Operating Expenses

For the three months ended October 31, 2022, the Company had total operating expenses of $93,223, consisting of $14,996 in lease expense, $51,815 in general and administrative expenses and $26,425 in research and development expense. These amounts compare with total operating expenses of $106,200, consisting of lease expense of $16,642 and general and administrative expense of $19,077 and 70,481 in research and development expenses recorded in the three months ended October 31, 2021. The decrease for the current period of $12,977 mainly was due to the decrease in professional fees.

Net Loss

For the three months ended October 31, 2021 and 2020, the Company had a net loss of $93,223 and $106,195, respectively, for the reasons discussed above.

Liquidity and Capital Resource

The Company had $18,887 and $19,511 in cash and cash equivalents as of October 31, 2022 and July 31, 2022, respectively.

As of October 31, 2022 and July 31, 2022, the Company had working capital deficit of $612,813 and $561,224, respectively. The increase in working capital deficit was due to net loss for the current period.

The Company can provide no assurances that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows from operating and financing activities for the three months ended October 31, 2022 and 2021:

	Three Month Ended	Three Month Ended
	October 31, 2022	October 31, 2021
Total Net Cash Used by Operating Activities	$(69,277)	$(88,710)
Total Net Cash Provided by Financing Activities	69,690	41,017

Effects of Exchange rate Changes on Cash	54	129
Net Change in Cash	$467	$(45,564)

Operating Activities

During the three months ended October 31, 2022, the Company had a net loss of $93,223 and after adjusting for lease expense, research and development expense, prepaid expense and increase in accounts payable, a net cash used in operating activities of $69,277 was recorded. By comparison, during the three month period ended October 31, 2021, the Company incurred net cash used in operating activities of $86,710.

Financing Activities

During the three months ended October 31, 2022, the Company received $69,690 in advances from the Company’s major shareholder, which resulted in $69,690 in total net cash provided by financing activities for the period. By comparison, during the three months ended October 31, 2021, the Company received $41,017 in advances from the Company’s major shareholder, which resulted in $41,017 in total net cash provided by financing activities for the period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of October 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Change in Internal Control over Financial Reporting

During the quarter ended October 31, 2022, there has been no changes in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: December 15, 2022	CLANCY CORP.

/s/ Xiangying Meng
Xiangying Meng