Form 10-Q
period 2023-01-31
Clancy Corp
filed 2023-03-16
CIK 1681769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

As of March 16, 2023, there were 153,105,464 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CLANCY CORP.

CLANCY CORP.
CONSOLIDATED BALANCE SHEETS

	As of January 31, 2023 (Unaudited)	As of July 31, 2022
ASSETS

CURRENT ASSETS
Cash and equivalents	$45,525	$19,511
Prepaid expenses	1,230	212
Business advances	—	—

Total current assets	46,755	19,723

NONCURRENT ASSETS
Deposit - rent	14,200	14,236
Right of use asset, net	18,934	48,831

Total noncurrent assets	33,134	63,067

TOTAL ASSETS	$79,889	$82,790

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$17,579	$18,377
Advance from related party	706,514	541,750
Operating lease liability	21,060	20,820

Total current liabilities	745,153	580,947

Operating lease liability, non-current	—	—

TOTAL LIABILITIES	$745,153	$580,947

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; authorized 345,000,000 shares; 153,105,464 shares issued and outstanding at July 31, 2022 and January 31, 2023	$153,105	$153,105
Additional paid-in capital	213,251	213,251
Accumulated other comprehensive income	8,019	12,058
Accumulated deficit	(1,039,639)	(876,571)

TOTAL EQUITY (DEFICIT)	$(665,264)	$(498,157)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$79,889	$82,790

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and six months ended January 31, 2023 and 2022
(unaudited)

	THREE MONTHS ENDED JANUARY 31,		SIX MONTHS ENDED JANUARY 31,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—
Revenues - related party	—	—	—	—

Total Revenues	—	—	—	—

Cost of revenues	—	—	—	—

Gross loss	—	—	—	—

Operating expenses
Research and development expense-software	15,109	70,020	41,534	140,501
General and administrative	54,745	33,393	121,556	69,112

Total operating expenses	69,854	103,413	163,090	209,613

Loss from operations	(69,854)	(103,413)	(163,090)	(209,613)

Non-operating income
Interest income	9	42	22	47

Total non-operating loss, net	9	42	22	47

Loss before income tax	(69,845)	(103,371)	(163,068)	(209,566)

Income tax expense	—	—	—	—

Net loss	(69,845)	(103,371)	(163,068)	(209,566)

Other comprehensive item
Foreign currency translation loss	(27,194)	(541)	(4,039)	(1,736)

Comprehensive loss	$(97,039)	$(103,912)	$(167,107)	$(211,302)

Basic weighted average shares outstanding	153,105,464	153,105,464	153,105,464	153,105,464

Basic net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to the consolidated financial statements

CLANCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JANUARY 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(163,068)	$(209,566)
Lease expense	29,004	33,151
(Increase) decrease in assets and liabilities:
Accounts receivable	—	—
Prepaid expense	(1,018)	400
Accounts payable	(725)	(3,822)
Advances from customers	—	—
Net cash used in operating activities	(135,807)	(179,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued for equity financing	—	—
Changes in due to related party	161,314	154,628

Net cash provided by financing activities	161,314	154,628

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	507	481

NET INCREASE IN CASH AND EQUIVALENTS	26,014	(24,728)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	19,511	54,375

CASH AND EQUIVALENTS, END OF PERIOD	$45,525	$29,647

Supplemental cash flow data:
Income tax paid	$—	$—
Interest paid	$—	$—

Supplemental Disclosure of Non-cash lease activities:
Recognition of right of use asset	$—	$—
Recognition of lease liability	$—	$—

See accompanying notes to financial statements.

CLANCY CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three months and six months ended January 31, 2023

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance July 31, 2022	153,105,464	$153,105	$213,251	$12,058	$(876,571)	$(498,157)

Net Loss	—	—	—	—	(93,223)	(93,223)

Currency Translation Adjustment	—	—	—	23,155	—	23,155

Balance October 31, 2022	153,105,464	153,105	213,251	35,213	(969,794)	(568,225)

Net Loss	—	—	—	—	(69,845)	(69,845)

Currency translation	—	—	—	(27,194)	—	27,194

Balance, January 31, 2023	153,105,464	$153,105	$213,251	$8,019	$(1,039,639)	$(665,264)

For the six months ended January 31, 2022

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance July 31, 2021	153,105,464	$153,105	$213,251	$(2,489)	$(495,920)	$(132,053)

Net Loss	—	—	—	—	(106,195)	(106,195)

Currency Translation Adjustment	—	—	—	(1,195)	—	(1,195)

Balance October 31, 2021	153,105,464	153,105	213,251	(3,684)	(602,115)	(239,443)

Net Loss	—	—	—	—	(103,371)	(103,371)

Currency translation	—	—	—	(541)	—	(541)

Balance, January 31, 2022	153,105,464	$153,105	$213,251	$(4,225)	$(705,486)	$(343,355)

For the six months ended January 31, 2022

See accompanying notes to the consolidated financial statements

CLANCY CORP.
NOTES TO THE FINANCIAL STATEMENTS

January 31, 2023 (Unaudited) and July 31, 2022

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Clancy Corp. (“Company”) was incorporated on March 22, 2016 under the laws of the State of Nevada, USA.

On April 13, 2020, the Company registered Shanghai Clancy Enterprise Management Co., Ltd. (Shanghai Clancy) as a wholly foreign-owned entity and as a wholly owned subsidiary in Shanghai, China. Shanghai Clancy had no business activity from inception through January 31, 2023.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended January 31, 2023, the Company incurred loss, an accumulated deficit and experienced negative cash flow from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Covid-19 pandemic presents novel challenges and a chaotic business environment globally. The duration and intensity of the impact of the Covid-19 to business entities differ geographically. Covid-19 has a limited impact on the Company’s activities since Shanghai Clancy has no activities and Beijing Clancy operations are limited to Beijing, PRC. The impact on the Company’s result of operation and the financial statements was immaterial as of January 31, 2023.

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

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to cash and cash equivalents. A portion of the Company’s cash and cash equivalents are deposited with Industrial and Commercial Bank of China Limited and Pingan Bank in the PRC, which is not insured or otherwise protected. The Company had deposits of $33,423 as of January 31, 2023.  The Company has not experienced any losses in such accounts in the PRC.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities recognized at January 31, 2023 based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company has operations in China where the local currency of RMB is used to prepare the consolidated financial statements which are translated into the Company’s reporting currency, U.S. dollars. The local currency of RMB is the functional currency for the operations outside the United States. Changes in the exchange rates between this currency and the Company’s reporting currency are partially responsible for some of the periodic changes in the consolidated financial statements. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the spot rate in effect at the applicable reporting date. Revenues and expenses of the Company’s foreign operations are translated at the average exchange rate during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ deficit. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in general and administrative expense in the period in which they occur. For the six months period ended January 31, 2023 and 2022 there were no realized or unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entities.

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the consolidated financial statements were as follows:

	January 31, 2023	January 31, 2022
Period end USD: RMB exchange rate	6.7604	6.3746
Average USD: RMB exchange rate	7.0115	6.4191

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. In the three and six months ended January 31, 2023 and 2022, there were no potentially dilutive equity instruments issued or outstanding.

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

Recently Adopted Accounting Pronouncements

As of January 31, 2023 and for the period then ended, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of January 31, 2023, there was no recently issued accounting standards adopted which would have a material effect on the Company’s consolidated financial statements.

NOTE 4 - OPERATING LEASE RIGHT-OF-USE ASSETS

As of January 31, 2023, the total operating lease Right of Use assets were $18,934. The total operating lease cost was $13,376 and $16,718, respectively, for the three-month period ended January 31, 2023 and 2022. The total operating lease cost was $26,753 and $33,360,397, respectively, for the six-month period ended January 31, 2023 and 2022.

NOTE 5 - LEASE LIABILITIES- OPERATING LEASE

Future minimum lease payments under the operating lease as of January 31, 2023 are:

12 months ended January 31, 2024	$21,060
12 months ended January 31, 2025	—
Total Lease payments	21,060
Less Imputed Interest	—
Net Lease liability	$21,060

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s major shareholder has orally agreed to loan funds to the Company for its operations on an as needed basis. For the six months ended January 31, 2023 and 2022, the major shareholder loaned the Company $161,314 and 154,628, respectively.

As of January 31, 2023 and July 31, 2022, the balance owing the major shareholder was $706,514 and $541,750, respectively. The loan is interest free and unsecured and had no stated terms of repayment.

NOTE 7 - RESEARCH AND DEVELOPMENT EXPENSE

The Company incurred significant expenses in research and development (R&D). For the three months ended January 31, 2023 and 2022, the R&D expenses were $15,109 and $70,020, respectively. For the six months ended January 31, 2023 and 2022, the R&D expenses were $41,534 and $140,501, respectively.

NOTE 8 - INCOME TAXES

Income tax expense was $0 for the six and there months ended January 31, 2023 and 2022.

As of January 31, 2023, the Company had no unrecognized tax benefits and, accordingly, the Company did not recognize interest or penalties during the three and six months ended January 31, 2023 related to unrecognized tax benefits. There was no accrual for uncertain tax positions as of January 31, 2023.

There is no income tax benefit for the losses for the three and six months ended January 31, 2023 and 2022, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

On April 13, 2020, the Company registered Shanghai Clancy Enterprise Management Co., Ltd. (Shanghai Clancy) as a wholly foreign-owned entity and as a wholly owned subsidiary in Shanghai, China. Shanghai Clancy had no business activity from inception through January 31, 2023.

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

Results of Operations

While we commenced limited operations during the first fiscal quarter of last year, at the present time, the Company still is considered a shell company as defined in Rule 504 of the Act. One of our principal business objective for the next 12 months and beyond such time will be to achieve meaningful business operations. Alternatively, if we are unable to successfully develop our business, we may seek a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Comparison of Three and Six Month Periods ended January 31, 2023 and 2022

Revenues

For the three months and six months ended January 31, 2023 and 2022, the Company had no revenues.

Cost of Revenues

For both the three months and six months ended January 31, 2023 and 2022, the Company had no cost of goods sold as we did not have any revenues for the respective periods.

Operating Expenses

For the three months ended January 31, 2023, the Company had total operating expenses of $69,854, consisting of $15,109 in research and development (“R&D”) expense, $54,745 in general and administrative expenses. These amounts compare with total operating expenses of $103,412 consisting of $70,020 in R&D expense and $33,392 in general and administrative expense for the three months ended January 31, 2022. The decrease of $33,558 was due to the decrease in R&D expense.

For the six months ended January 31, 2023, the Company had total operating expenses of $163,090, consisting of $41,534 in R&D expense, $121,556 in general and administrative expenses. These amounts compare with total operating expenses of $209,613 consisting of $140,501 in R&D expense and $69,112 in general and administrative expense for the six months ended January 31, 2022. The decrease of $46,523 was due to the decrease in R&D expense.

Net Loss

For the six months ended 31, 2023 and 2022, the Company had a net loss of $163,068 and $209,566, respectively, for the reasons discussed above, mainly the decrease of the R&D expenses.

For the three months ended 31, 2023 and 2022, the Company had a net loss of $69,845 and $103,370, respectively, for the reasons discussed above, mainly the decrease of the R&D expenses.

Liquidity and Capital Resource

The Company had $45,525 and $19,511, respectively, in cash and cash equivalents as of January 31, 2023 and July 31, 2022.

As of January 31, 2023 and July 31, 2022, the Company had working capital deficit of $698,398 and $561,224, respectively. The increase in working capital deficit was due to increased operating expenses during the period.

The Company can provide no assurances that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating and financing activities for the six months ended January 31, 2023 and 2022:

	Six Month Ended	Six Month Ended
	January 31, 2023	January 31, 2022
Net Cash Used in Operating Activities	$(135,807)	$(179,837)
Net Cash Provided by Financing Activities	161,314	154,628

Effects of Exchange rate Changes on Cash	507	481
Net Change in Cash	$26,014	$(24,728)

Operating Activities

During the six months ended January 31, 2023, the Company had a net loss of $163,068 and after adjusting for lease expense, increased cash amortization of prepaid expenses and decreased payment on accounts payable, net cash used in operating activities of $135,807 was recorded. By comparison, during the six months period ended January 31, 2022, the Company incurred net cash used in operating activities of $179,837, which was mainly from net loss of $209,566 for the period.

Financing Activities

During the six months ended January 31, 2023, the Company had cash provided by financing activities of $161,314, which were loans from a related party (the Company’s sole officer and major shareholder). By comparison, during the nine months ended January 31, 2022, the Company had cash provided by financing activities of $154,628, which were loans from a related party (the Company’s sole officer and major shareholder).

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of January 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Change in Internal Control over Financial Reporting

During the quarter ended January 31, 2023, there has been no changes in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: March 16, 2022	CLANCY CORP.

/s/ Xiangying Meng
Xiangying Meng