Form 10-Q
period 2023-04-30
Clancy Corp
filed 2023-06-20
CIK 1681769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

As of June _, 2023, there were 153,105,464 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CLANCY CORP.

CLANCY CORP.
CONSOLIDATED BALANCE SHEETS

	As of April 30, 2023 (Unaudited)	As of July 31, 2022
ASSETS

CURRENT ASSETS
Cash and equivalents	$23,994	$19,511
Prepaid expenses	—	212
Business advances	—	—

Total current assets	23,994	19,723

NONCURRENT ASSETS
Deposit - rent	13,865	14,236
Right of use asset, net	4,622	48,831

Total noncurrent assets	18,487	63,067

TOTAL ASSETS	$42,481	$82,790

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	20,252	18,377
Advance from related party	732,485	541,750
Operating lease liability	21,060	20,820

Total current liabilities	773,797	580,947

Operating lease liability, non-current	—	—

TOTAL LIABILITIES	773,797	580,947

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; authorized 345,000,000 shares; 153,105,464 shares issued and outstanding at July 31, 2022 and April 30, 2023	153,105	153,105
Additional paid-in capital	213,251	213,251
Accumulated other comprehensive income	19,954	12,058
Accumulated deficit	(1,117,626)	(876,571)

TOTAL EQUITY (DEFICIT)	(731,316)	(498,157)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$42,481	$82,790

See accompanying notes to the consolidated financial statements.

CLANCY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and nine months ended April 30, 2023 and 2022
(unaudited)

	THREE MONTHS ENDED APRIL 30,		NINE MONTHS ENDED APRIL 30,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—
Revenues - related party	—	—	—	—

Total Revenues	—	—	—	—

Cost of revenues	—	—	—	—

Gross loss	—	—	—	—

Operating expenses
Research and development expense-software	11,943	63,745	53,477	204,246
General and administrative	66,062	27,108	187,618	96,220

Total operating expenses	78,005	90,853	241,095	300,466

Loss from operations	(78,005)	(90,853)	(241,095)	(300,466)

Non-operating income
Interest income	17	9	39	56

Total non-operating loss, net	17	9	39	56

Loss before income tax	(77,987)	(90,844)	(241,055)	(300,411)

Income tax expense	—	—	—	—

Net loss	(77,987)	(90,844)	(241,055)	(300,411)

Other comprehensive item
Foreign currency translation fain (loss)	11,935	10,638	7,896	8,902

Comprehensive loss	$(66,052)	$(10,638)	$(233,159)	$(291,509)

Basic weighted average shares outstanding	153,105,464	153,105,464	153,105,464	153,105,464

Basic net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to the consolidated financial statements

CLANCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED APRIL 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(241,055)	$(300,411)
Lease expense	42,883	49,704
(Increase) decrease in assets and liabilities:
Accounts receivable	—	—
Prepaid expense	212	(10)
Accounts payable	2,354	(7,905)
Advances from customers	—	—
Net cash used in operating activities	(195,606)	(258,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued for equity financing	—	—
Changes in due to related party	200,552	240,208

Net cash provided by financing activities	200,552	240,208

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(463)	(521)

NET CHANGE IN CASH AND EQUIVALENTS	4,483	(18,934)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	19,511	54,375

CASH AND EQUIVALENTS, END OF PERIOD	$23,994	$35,441

Supplemental cash flow data:
Income tax paid	$—	$—
Interest paid	$—	$—

Supplemental Disclosure of Non-cash lease activities:
Recognition of right of use asset	$—	$—
Recognition of lease liability	$—	$—

See accompanying notes to financial statements.

CLANCY CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three months and nine months ended April 30, 2023

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance July 31, 2022	153,105,464	$153,105	$213,251	$12,058	$(876,571)	$(498,157)

Net Loss	—	—	—	—	(93,223)	(93,223)
Currency Translation Adjustment	—	—	—	23,155	—	23,155
Balance October 31, 2022	153,105,464	153,105	213,251	35,213	(969,794)	(568,225)

Net Loss	—	—	—	—	(69,845)	(69,845)

Balance, January 31, 2023	153,105,464	$153,105	$213,251	$8,019	$(1,039,639)	$(665,264)

Currency translation	—	—	—	11,935	—	11,935
Net Loss	—	—	—	—	(77,987)	(77,987)

Balance, April 30, 2023	153,105,464	$153,105	$213,251	$19,946	$(1,117,618)	$(731,316)

For the three and nine months ended April 30, 2022

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance July 31, 2021	153,105,464	$153,105	$213,251	$(2,489)	$(495,920)	$(132,053)

Net Loss	—	—	—	—	(106,195)	(106,195)
Currency Translation Adjustment	—	—	—	(1,195)	—	(1,195)
Balance October 31, 2021	153,105,464	153,105	213,251	(3,684)	(602,115)	(239,443)

Net Loss	—	—	—	—	(103,371)	(103,371)
Currency translation	—	—	—	(541)	—	(541)
Balance, January 31, 2022	153,105,464	$153,105	$213,251	$(4,225)	$(705,486)	$(343,355)

Currency translation	—	—	—	10,638	—	10,638
Net Loss					(90,844)	(90,844)

Balance, April 30, 2022	153,105,464	$153,105	$213,251	$6,413	$(796,331)	$(423,562)

See accompanying notes to the consolidated financial statements

CLANCY CORP.
NOTES TO THE FINANCIAL STATEMENTS

April 30, 2023 (Unaudited) and July 31, 2022

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Clancy Corp. (“Company”) was incorporated on March 22, 2016 under the laws of the State of Nevada, USA.

On April 13, 2020, the Company registered Shanghai Clancy Enterprise Management Co., Ltd. (Shanghai Clancy) as a wholly foreign-owned entity and as a wholly owned subsidiary in Shanghai, China. Shanghai Clancy had no business activity from inception through April 30, 2023.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three and nine months ended April 30, 2023, the Company incurred loss, an accumulated deficit and experienced negative cash flow from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Covid-19 pandemic presents novel challenges and a chaotic business environment globally. The duration and intensity of the impact of the Covid-19 to business entities differ geographically. Covid-19 has a limited impact on the Company’s activities since Shanghai Clancy has no activities and Beijing Clancy operations are limited to Beijing, PRC. The impact on the Company’s result of operation and the financial statements was immaterial as of April 30, 2023.

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

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to cash and cash equivalents. A portion of the Company’s cash and cash equivalents are deposited with Industrial and Commercial Bank of China Limited and Pingan Bank in the PRC, which is not insured or otherwise protected. The Company had deposits of $23,994 as of April 30, 2023. The Company has not experienced any losses in such accounts in the PRC.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities recognized at April 30, 2023 based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company has operations in China where the local currency of RMB is used to prepare the consolidated financial statements which are translated into the Company’s reporting currency, U.S. dollars. The local currency of RMB is the functional currency for the operations outside the United States. Changes in the exchange rates between this currency and the Company’s reporting currency are partially responsible for some of the periodic changes in the consolidated financial statements. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the spot rate in effect at the applicable reporting date. Revenues and expenses of the Company’s foreign operations are translated at the average exchange rate during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ deficit. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in general and administrative expense in the period in which they occur. For the six months period ended April 30, 2023 and 2022 there were no realized or unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entities.

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the consolidated financial statements were as follows:

	April 30, 2023	April 30, 2022
Period end USD: RMB exchange rate	6.9240	6.6177
Average USD: RMB exchange rate	6.9796	6.4222

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. In the three and nine months ended April 30, 2023 and 2022, there were no potentially dilutive equity instruments issued or outstanding.

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

Recently Adopted Accounting Pronouncements

As of April 30, 2023 and for the period then ended, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of April 30, 2023, there was no recently issued accounting standards adopted which would have a material effect on the Company’s consolidated financial statements.

NOTE 4 - OPERATING LEASE RIGHT-OF-USE ASSETS

As of April 30, 2023, the total operating lease Right of Use assets were $4,622. The total operating lease cost was $13,754 and $15,021, respectively, for the three-month period ended April 30, 2023 and 2022. The total operating lease cost was $41,263 and $48,380, respectively, for the nine-month period ended April 30, 2023 and 2022.

NOTE 5 - LEASE LIABILITIES- OPERATING LEASE

Future minimum lease payments under the operating lease as of April 30, 2023 are:

12 months ended April 30, 2024	$21,060
12 months ended April 30, 2025	—
Total Lease payments	21,060
Less Imputed Interest	—
Net Lease liability	$21,060

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s major shareholder has orally agreed to loan funds to the Company for its operations on an as needed basis. For the nine months ended April 30, 2023 and 2022, the major shareholder loaned the Company $200,552 and $240,208, respectively.

As of April 30, 2023 and July 31, 2022, the balance owing the major shareholder was $732,485 and $541,750, respectively. The loan is interest free and unsecured and had no stated terms of repayment.

NOTE 7 - RESEARCH AND DEVELOPMENT EXPENSE

The Company incurred significant expenses in research and development (R&D). For the three months ended April 30, 2023 and 2022, the R&D expenses were $11,943 and $63,745, respectively. For the nine months ended April 30, 2023 and 2022, the R&D expenses were $53,477 and $204,246, respectively.

NOTE 8 - INCOME TAXES

Income tax expense was $0 for the nine and there months ended April 30, 2023 and 2022.

As of April 30, 2023, the Company had no unrecognized tax benefits and, accordingly, the Company did not recognize interest or penalties during the three and nine months ended April 30, 2023 related to unrecognized tax benefits. There was no accrual for uncertain tax positions as of April 30, 2023.

There is no income tax benefit for the losses for the three and nine months ended April 30, 2023 and 2022, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Comparison of Three and Nine Month Periods ended April 30, 2023 and 2022

Revenues

For the three months and nine months ended April 30, 2023 and 2022, the Company had no revenues.

Cost of Revenues

For both the three months and nine months ended April 30, 2023 and 2022, the Company had no cost of goods sold as we did not have any revenues for the respective periods.

Operating Expenses

For the three months ended April 30, 2023, the Company had total operating expenses of $78,005, consisting of $11,943 in research and development (“R&D”) expense, $66,052 in general and administrative expenses. These amounts compare with total operating expenses of $90,853 consisting of $63,745 in R&D expense and $27, 108 in general and administrative expense for the three months ended April 30, 2022. The decrease for the current quarter was due to a substantial reduction in R&D expenses.

For the nine months ended April 30, 2023, the Company had total operating expenses of $241,049, consisting of $53,477 in R&D expense, $187,618 in general and administrative expenses. These amounts compare with total operating expenses of $300,466 consisting of $204,246 in R&D expense and $96,240 in general and administrative expense for the three months ended April 30, 2022. The decrease for the current period was due to the decrease in R&D expense.

Net Loss

For the nine months ended April 30, 2023 and 2022, the Company had a net loss of $241,005 and $300,411, respectively, for the reasons discussed above.

For the three months ended April 30, 2023 and 2022, the Company had a net loss of $77,987 and $90,844, respectively, for the reasons discussed above.

Liquidity and Capital Resource

The Company had $23,944 and $19,511, respectively, in cash and cash equivalents as of April 30, 2023 and July 31, 2022.

As of April 30, 2023 and July 31, 2022, the Company had working capital deficit of $749,853 and $561,224, respectively. The increase in working capital deficit was due to increased operating expenses during the period.

The Company can provide no assurances that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating and financing activities for the nine months ended JanuApril 30, 2023 and 2022:

	Nine Month Ended	Nine Month Ended
	April 30, 2023	April 30, 2022
Net Cash Used in Operating Activities	$(195,606)	$(258,622)
Net Cash Provided by Financing Activities	200,552	240,208

Effects of Exchange rate Changes on Cash	(463)	(581)
Net Change in Cash	$4,483	$(18,934)

Operating Activities

During the nine months ended April 30, 2023, the Company had a net loss of $241,055 and after adjusting for lease expense, increased cash amortization of prepaid expenses and decreased payment on accounts payable, net cash used in operating activities of $195,606 was recorded. By comparison, during the nine months period ended April 30, 2022, the Company incurred net cash used in operating activities of $258,622, which was mainly from net loss of $300,411 for the period.

Financing Activities

During the nine months ended April 30, 2023, the Company had cash provided by financing activities of $200,552, which were loans from a related party (the Company’s sole officer and major shareholder). By comparison, during the nine months ended April 30, 2022, the Company had cash provided by financing activities of $240,208, which were loans from a related party (the Company’s sole officer and major shareholder).

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of April 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Change in Internal Control over Financial Reporting

During the quarter ended April 30, 2023, there has been no changes in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: June __, 2023	CLANCY CORP.

/s/ Xiangying Meng
Xiangying Meng