Form 10-K
period 2023-07-31
BRILLIANT N.E.V. CORP.
filed 2023-11-14
CIK 1681769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-213698

BRILLIANT N.E.V. CORP.

(Exact name of registrant as specified in its charter)

Nevada	30-0944559
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	Identification No.)

Room 805, West Building 4, Xintiandi Business Center,

Gongshu District, Hangzhou City, Zhejiang Province, China

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. [Note: the Company’s shares trade sporadically and infrequently, thus no value to such shares is ascribed]

As of November 14, 2023, there were 153,105,464 shares of Common Stock, $0.001 par value per share, outstanding.

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

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Clancy Corp” in this Annual Report collectively refers to Brilliant N.E.V. Corp. (formerly Clancy Corp.)

Item 1. Business.

Special Note Regarding Chinese Companies.

Our principal executive offices are located in China and a majority of our executive officers and/or directors are located in or have significant ties to China. To date, our operations in the PRC have been limited. Brilliant N.E.V. Corp. (formerly Clancy Corp.) a Nevada company, registered Shanghai Clancy Enterprise Management Co., Ltd. as a wholly foreign-owned entity in Shanghai, China on April 13, 2020 (Shanghai Clancy). Shanghai Clancy registered Beijing Clancy Information Technology Co., Ltd. (Beijing Clancy) as a wholly-owned subsidiary in Beijing on April 24, 2020. Unless the context indicates otherwise, any reference to the Company includes its subsidiaries.

In October 2023, the Company, Shanghai Clancy, and Honghsna Yuanda Limited (a company owned by Mr. Meng, the current Chief Financial Officer of the Company) entered an agreement to assign, transfer and convey all of its rights, titles and interest in and to Shanghai Clancy, along with its ownership of Beijing Clancy, to Hongshan Yuanda Limited. The effective date of this transfer is June 30, 2023. As of the date of transfer, Shanghai Clancy had no operations and no assets and all liabilities were assigned to the transferee.

Brilliant N.E.V. Corp

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

Pursuant to the Holding Foreign Companies Accountable Act (“HFCAA”), the Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Our registered public accounting firm, RH CPA, is not headquartered in mainland China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination. Notwithstanding the foregoing, if the PCAOB is not able to fully conduct inspections of our auditor’s work papers in China, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA. See “Risk Factors – Risks Related to Doing Business in China.” Although the audit report included herein was issued by U.S. auditors who are currently inspected by the PCAOB, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors would be deprived of the benefits of such inspection and our common shares may be delisted or prohibited from trading.

Company Background.

Brilliant N.E.V. Corp. (the “Company”) was incorporated under the laws of the State of Nevada on March 22, 2016.

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

On April 13, 2020, Brilliant N.E.V Corp. (formerly Clancy Corp.) (“Company”) received notification from the National Enterprise Credit Information Publicity System that it had approved the Company’s establishment of Shanghai Clancy Enterprise Management Co., Ltd (“Shanghai Clancy”) as a wholly owned foreign entity in Shanghai, Peoples Republic of China (“WOFE”). The initial application was filed by the Company with the PRC governmental agency on November 2, 2019. Shanghai Clancy registered a wholly-owned subsidiary in Beijing on April 24, 2020. Its name is Beijing Clancy Information Technology Co., Ltd. The main business scope is technology development, transfer, consultation, service and promotion. In October 2023, the Company, Shanghai Clancy, and Honghsna Yuanda Limited (a company owned by Mr. Meng, the current Chief Financial Officer of the Company) entered an agreement to assign, transfer and convey all of its rights, titles and interest in and to Shanghai Clancy, along with its ownership of Beijing Clancy, to Hongshan Yuanda Limited. The effective date of this transfer is June 30, 2023. As of the date of transfer, Shanghai Clancy had no operations and no assets and all liabilities were assigned to the transferee.

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

On June 26, 2023, a change of control occurred with respect to the Company. Pursuant to a Stock Purchase Agreement entered into by and among Clancy Corp. (“Company”), Xiangying Meng, the Company’s sole officer and director and majority shareholder, along with certain other shareholders, as sellers (collectively “Sellers”), and Guangzhe Su (“Buyer”) (the “Purchase Agreement”), Sellers collectively assigned, transferred and conveyed to Buyer a total of 79,700,000 shares of common stock of Company (“Common Stock”), which represents approximately 52.056% of the total issued and outstanding shares of the Company. The Common Stock was acquired for the sum of $50,000 payable to the Sellers, and in addition, the Company will enter into a two year consulting agreement with Mr. Meng for $189,100. In addition, Mr. Meng forgave all of the outstanding indebtedness owed by the Company. Mr. Su used his own personal funds to acquire the Common Stock.

On July 4, 2023, two of our shareholders, holding a total of 108,103,250 shares of our common stock (or 70.607% of our outstanding voting securities) executed written consent approving the name change of the Company from Clancy Corp. to Brilliant N.E.V. Corp. The Company filed an amendment to its Articles of Incorporation with the Nevada Secretary of State to effect the name change on July 28, 2023.

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

The present majority stockholder of the Company will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, the Registrant’s directors may resign and one or more new directors may be appointed by our majority stockholder.

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

Our officers and directors are engaged in outside business activities. Our officers and directors anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officer and director of the Company. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

In May 2021, the Company ceased its IT services and re-focused its operations to provide marketing services to small and median sized businesses. The Company then changed its business to a product marketing consulting firm that provides product marketing consulting services to clients. The Company will develop marketing programs and strategies in line with customer needs. Our marketing programs will help clients with detailed analysis on the market data in their industry, including historical data. We also will assist clients expand their marketing communication channels including but not limited to advertisements in the business journals, electronical communication tools such as WeChat marketing programs, etc. We charge an agreed upon fee based on technical difficulties and the marketing reach of the programs. During the fourth quarter of fiscal 2022, the Company terminated this business.

Corporate Information

Office.

Our current business office is located at: Room 805, West Building 4, Xintiandi Business Center, Gongshu District, Hangzhou City, Zhejiang Province, China. Our phone number is +86-189-1098-4577. The Company does not have a web-site.

Employees.

As of the date of this filing, the Company has no full time employees.

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

RISKS RELATED TO OUR OPERATIONS, FINANCIAL CONDITION AND BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES. As of July 31, 2023, we had an accumulated deficit of $5,401 and no revenues for the current fiscal year. We also expect future losses until we are able to generate revenues through a merger with an operating company or through our emerging business operations (for which no assurances can be given). As a result of these, among other, factors we received from our registered independent public accountants in their report for the financial statements for the years ended July 31, 2023 and 2022, the accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, which adds substantial doubt about the Company continuing as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

BECAUSE OUR PRINCIPAL SHAREHOLDER CONTROLS OUR ACTIVITIES, HE MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO HIMSELF AND NOT TO OTHER SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY. Our principal shareholders own approximately 70% of our outstanding common stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US. Certain conflicts of interest may exist between our officers and directors and us. Our officers and directors have other business interests to which he also must devote his time, resources and attention. Thus, a conflict of interest may arise in the future that may cause our business to fail, including conflicts of interest in allocating his resources, time and attention to our Company and their other business interests.

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

RISKS RELATED TO A FUTURE DETERMINATION THAT THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD (THE “PCAOB”) IS UNABLE TO INSPECT OR INVESTIGATE OUR AUDITOR COMPLETELY. The audit report included herein was issued by RH CPA (“Auditor”) a U.S.-based accounting firm that is registered with the PCAOB and can be inspected by the PCAOB. We have no intention of dismissing the Auditor in the future or of engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement. The PCAOB is currently unable to conduct inspections in China without the approval of Chinese government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. In addition, under the HFCAA, our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our Common Stock being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

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

OUR NEED FOR CAPITAL WILL CREATE ADDITIONAL RISKS AND CREATE POTENTIAL SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS. As mentioned above, we will need to raise additional capital in the future or rely upon borrowing from the Company’s officers and directors. Any equity raise will result in additional dilution to existing shareholders, and to the extent that any debt incurred is converted to common stock, the conversion of this debt will cause additional dilution to existing shareholders. This dilution may be substantial. Moreover, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

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

OUR OFFICERS AND DIRECTORS MAY HAVE A CONFLICT OF INTEREST WITH THE MINORITY SHAREHOLDERS AT SOME TIME IN THE FUTURE. SINCE THE MAJORITY OF OUR SHARES OF COMMON STOCK ARE DEEMED TO BE OWNED BY OUR OFFICERS AND DIRECTORS, OUR OTHER STOCKHOLDERS MAY NOT BE ABLE TO INFLUENCE CONTROL OF THE COMPANY OR DECISION MAKING BY MANAGEMENT OF THE COMPANY. Our officers and directors beneficially own 70.607% of our outstanding common stock. The interests of our officer and director may not be, at all times, the same as that of our other shareholders, he will have the ability to exert complete control over the affairs of the Company. Also, he will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

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

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTERESTS DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK WHICH COULD BE MATERIALLY ADVERSE TO THE VALUE OF OUR COMMON STOCK. As of July 31, 2023, we had 153,105,464 shares of our common stock issued and outstanding. We are authorized to issue up to 345,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes, including the satisfaction of outstanding debt to affiliates and others. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock. If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On May 26, 2020, the Company has entered into a three year lease agreement for its office premises which terminates on May 25, 2023. The office space is 600 square meters. The annual rent is 480,000RMB ($72,000) which has been paid in advance for the initial year of the lease. The lease ended in May 2023 without renewal. The Company did not renew the lease. Presently, the Company uses the offices of a Company owned by Mr. Su, the Company’s Chief Executive Officer and majority shareholder, on a rent free basis.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades sporadically on the OTC-Expert Market under the symbol “CCYC.” We began trading on OTC Markets in December 2018. Any such trades can not be used an indication of value of such shares or the Company.

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

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue 345,000,000 shares of Common Stock and 153,105,464 shares of Common Stock issued and outstanding. As of July 31, 2023, there were 5 holders of record of the Common Stock.

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

Description of Business

Brilliant N.E.V. Corp. (formerly Clancy Corp.) (“The Company”) was incorporated on March 22, 2016 under the laws of the State of Nevada, USA. The Company initially was formed for the purpose of producing and selling handcrafted soaps.

On April 13, 2020, the Company registered Shanghai Clancy Enterprise Management Co., Ltd. (Shanghai Clancy) as a wholly foreign-owned entity and as a wholly owned subsidiary in Shanghai, China. Shanghai Clancy had no business activity from inception through June 30, 2023. On April 24, 2020, Shanghai Clancy registered Beijing Clancy Information Technology Co., Ltd. (Beijing Clancy) in Beijing as its wholly-owned subsidiary and a second tier subsidiary of the Company.

From August 1, 2020 to April 30, 2021, the Company business centered on providing IT services to a small number of clients. In May 2021, the Company ceased its IT services and re-focused its operations to provide marketing services to small and median sized businesses. Clancy was a product marketing consulting firm that provides product marketing consulting services to clients. The Company developed marketing programs and strategies in line with customer needs. Our marketing programs was designed to provide clients with detailed analysis on the market data in their industry, including historical data. We also assisted clients expand their marketing communication channels including but not limited to advertisements in the business journals, electronical communication tools such as WeChat marketing programs, etc. We charge an agreed upon fee based on technical difficulties and the marketing reach of the programs. During the fourth quarter of fiscal 2022, we terminated this business.

In June 2023, the Company’s former major shareholder and sole director Mr. Xiangying Meng, entered into a stock purchase agreement (SPA) with Mr. Guangzhe Su. Pursuant to the SPA, Mr. Guangzhe Su became the major shareholder and the Company’s CEO. Due to the ownership change and pursuant to the SPA, the Company ceased the operations of its China subsidiaries.

In October 2023, the Company, Shanghai Clancy, and Honghsna Yuanda Limited (a company owned by Mr. Meng, the current Chief Financial Officer of the Company) entered an agreement to assign, transfer and convey all of its rights, titles and interest in and to Shanghai Clancy, along with its ownership of Beijing Clancy, to Hongshan Yuanda Limited. The effective date of this transfer is June 30, 2023. As of the date of transfer, Shanghai Clancy had no operations and no assets and all liabilities were assigned to the transferee.

Results of Operations

Revenues.

For the years ended July 31, 2023 and 2022, the Company had no revenues.

Costs of Revenues

For the years ended July 31, 2023 and 2022, the Company had no cost of goods sold as we did not have any revenues for the respective periods.

Operating Expenses

For the year ended July 31, 2023, the Company had total operating expenses of $292,590, including operating expenses of $52,371 from continuing operations and $240,219 from discontinued operations. The operating expenses of $52,371 from continuing operations consist of $38,200 professional fees, $0 of research and development and $14,171 of general and administrative expenses. The operating expenses of $240,519 from discontinued operations consist of $0 of professional fees, $53,160 in research and development (R&D), $187,109 in general and administrative expenses and interest income of $50.

For the year ended July 31, 2022, the Company had total operating expenses of $380,650, including operating expenses of $41,734 from continuing operations and $338,989 from discontinued operations. The operating expenses of $41,734 from continuing operations consist of $26,750 professional fees, $0 of research and development and $14,984 of general and administrative expenses. The $operating expenses of $338,916 from discontinued operations consists of $0 of professional fees, $258,764 in research and development (R&D), $80,225 in general and administrative expenses and interest income of $73.

Net Loss

For the fiscal year ended July 31, 2023 and 2022, the Company had net losses of $292,590 and $380,650, respectively, for the reasons discussed above.

Liquidity and Capital Resources

As of July 31, 2023, the Company had working capital deficit of $5,401 compared with a working capital deficit of $561,224 for the prior fiscal year end. The significant change in working capital deficit is primarily due to the discontinuation of the Company’s China operations after the ownership change at the end of June 2023.

The Company can provide no assurances that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating and financing activities for the years ended July 31, 2023 and 2022:

	Fiscal Year Ended July 31, 2023	Fiscal Year Ended July 31, 2022
Net Cash Used From Operating Activities – Continuing Operations	$(69,278)	$(37,154)
Net Cash Used From Operating Activities – Discontinued Operations	133,483	(333,196)
Net Cash Provided (adjustment) From Financing Activities – Continuing Operations	$(110,837)	$30,000
Net Cash Provided From Financing Activities – Discontinued Operations	-	306,327
Effect of exchange rate change on cash	$46,499	$(841)
Net Change in Cash	$(133)	$(34,864)

Operating Activities

During the year ended July 31, 2023, the Company had a net loss of $292,590 and after adjusting for lease expenses, increases in prepaid expenses, accounts payable and the discontinued operation adjustment, resulted in net cash of $64,205, of which $69,278 used from continuing operations and $133,483 provided from discontinued operations. By comparison, during the year ended July 31, 2022, the Company had used $370,350 in operating activities, $37,154 used in continuing operations and $333,196 used in discontinued operations.

Financing Activities

During the year ended July 31, 2023, due to the ownership change, the Company received debt adjustment of $110,837 from the advances from the related party, resulting in the debt reduction of $110,837 in financing activities for the period. By comparison, during the year ended July 31, 2022, the Company received $30,000 of proceeds from continuing operations and $306,327 from discontinued operations. The significant change in financing activities was due to the ownership change in June 2023 and the discontinuation of its China operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,302 in cash and equivalents as of July 31, 2023 and $1,435 as of July 31, 2022.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $0 in prepaid expenses as of July 31, 2023 and $212 as of July 31, 2022.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the year ended July 31, 2023, the comprehensive loss was $246,091 which contains the foreign currency translation gain of $46,499.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Brilliant N.E.V Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Brilliant N.E.V Corp. (the Company) as of July31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

As discussed in Note 2 to the financial statements, as of July 31, 2023, the Company experienced an accumulated deficit of $272,839 and suffered from continuous losses for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ RH CPA

We have served as the Company’s auditor since 2023.

Bayside, New York

November 13, 2023

BRILLIANT N.E.V CORP. (FORMERLY CLANCY CORP.)

CONSOLIDATED BALANCE SHEETS

ASSETS	July 31, 2023	July 31, 2022
CURRENT ASSETS:
Cash and cash equivalents	$1,302	$1,435
Prepaid expenses	-	212
Current assets of discontinued operations	-	18,076
Total current assets	1,302	19,723

OTHER ASSETS
Operating lease right of use – building	-	1,380
Non-current assets of discontinued operations	-	61,687
TOTAL ASSETS	$1,302	$82,790

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,321	$-
Advances - related party	4,382	115,219
Operating lease liability – current	-	20,820
Liabilities of discontinued operations	-	444,908
TOTAL CURRENT LIABILITIES	6,703	580,947

TOTAL LIABILITIES	6,703	580,947

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common Stock, 0.001 par value, authorized 345,000,000 shares, 153,105,464 shares issued and outstanding as of July 31, 2023 and July 31, 2022	153,105	153,105
Additional paid in capital	114,333	213,251
Accumulated other comprehensive income (loss)	-	12,058
Accumulated deficit	(272,839)	(876,571)
TOTAL STOCKHOLDERS’ DEFICIT	(5,401)	(498,157)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,302	$82,790

See accompanying notes to the consolidated financial statements.

 BRILLIANT N.E.V CORP. (FORMERLY CLANCY CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended July 31,
	2023	2022
Revenues	$-	$-
Cost of goods sold	-	-
Gross profit (loss)	-	-

EXPENSES
Professional fees	38,200	26,750
General and administrative Expenses	14,171	14,984
TOTAL OPERATING EXPENSES	52,371	41,734

LOSS FROM CONTINUING OPERATIONS	(52,371)	(41,734)
LOSS FROM DISCONTINUED OPERATIONS	(240,219)	(338,916)
Net loss before tax	(292,590)	(380,650)
Provision for income taxes	-	-
NET LOSS	$(292,590)	$(380,650)
OTHER COMPREHENSIVE ITEM
Foreign currency translation gain (loss)	46,499	14,547
COMPREHENSIVE LOSS	$(246,091)	$(366,103)
NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS - BASIC & DILUTED	$(0.00)	$(0.00)

NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC & DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	153,105,464	153,105,464

See accompanying notes to the consolidated financial statements.

BRILLIANT N.E.V CORP. (FORMERLY CLANCY CORP.)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the years ended July 31, 2023 and 2022

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income(Loss)	Deficit	TOTAL
Balance, July 31, 2021	153,105,464	$153,105	$213,251	$(2,489)	$(495,920)	$(132,053)

Currency translation	-	-	-	14,547	-	14,547
Net loss – discontinued operations	-	-	-	-	(338,916)	(338,916)
Net Loss – continuing operations	-	-	-	-	(41,734)	(41,734)
Balance, July 31, 2022	153,105,464	$153,105	$213,251	$12,058	$(876,571)	$(498,157)

Adjustments from discontinued operations	-	-	(98,918)	(58,557)	896,322	738,847
Currency translation				46,499		46,499
Net loss – discontinued operations	-	-	-	-	(240,219)	(240,219)
Net loss – continuing operations					(52,371)	(52,371)
Balance, July 31, 2023	153,105,464	$153,105	$114,333	$-	$(272,839)	$(5,401)

See accompanying notes to the consolidated financial statements.

BRILLIANT N.E.V CORP. (FORMERLY CLANCY CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended July 31,
	2023	2022
OPERATING ACTIVITIES
Net loss from continuing operations	$(52,371)	$(41,734)
Net loss from discontinued operations	(240,219)	(338,916)
Adjustments to reconcile net cash used in operating activities:
Right-of-use/lease liability adjustments	(19,440)	6,480
Decrease in assets:
Change in prepaid expenses	212	188
Changes in deposit	-	-
Increase in liabilities:
Accounts payable	2,321	(2,088)
Increase in discontinued operations	373,702	5,720
Net cash provided (used) in continuing operation activities	(69,278)	(37,154)
Net cash provided (used) in discontinued operation activities	133,483	(333,196)

FINANCING ACTIVITIES:
Advances (debt adjustment)from related party - continuing operation	(110,837)	30,000
Advances from related party - discontinued operation	-	306,327

Total Net Cash Provided (used) by Financing Activities	(110,837)	336,327

EFFECT OF EXCHANGE RATE CHANGE ON CASH	46,499	(841)

NET INCREASE (DECREASE) IN CASH	(133)	(34,864)

CASH AT BEGINNING OF YEAR	1,435	54,375
CASH AT END OF YEAR – CONTINNUING OPERATIONS	1,032	1,435
CASH AT END OF YEAR – DISCONTINUED OPERATIONS	$-	$18,076

Supplemental Cash flow Information:
Interest Paid	$-	$-
Taxes Paid	$-	$-

Supplemental Disclosure of Non Cash Lease Activity:
Recognition of Right of use asset	$-	$-
Recognition of Lease liability	$-	$-

See accompanying notes to the consolidated financial statements.

BRILLIANT N.E.V CORP. (FORMERLY CLANCY CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Brilliant N.E.V. Corp. (formerly Clancy Corp.) (“Company”) was incorporated on March 22, 2016 under the laws of the State of Nevada, USA. The Company initially was formed for the purpose of producing and selling handcrafted soaps. Except where content requires, the Company includes its subsidiaries.

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

On March 31, 2020, a change of control occurred with respect to the Company. Pursuant to a Stock Purchase Agreement entered into by and among Clancy Corp, Gaoyang Liu (“Seller”), and Xiangying Meng (“Buyer”), Seller assigned, transferred and conveyed to Buyer 60,000,000 shares of common stock of Company (“Common Stock”), which represents 64.4% of the total issued and outstanding shares of the Company, for the sum of $285,000. In addition, Seller assigned his rights and interest to outstanding loans made by Seller to the Company in the amount of $55,609 for the face value of such loans. Mr. Meng owned 67,500,000 shares of common stock of the Company. In connection with the transaction, Mr. Liu, the then sole officer and director of the Company resigned in all officer and director capacities from the Company and Mr. Meng was appointed Chief Executive Officer and Chief Financial Officer of the Company. In addition, Mr. Meng was appointed the sole director of the Company.

Brilliant N.E.V. Corp. (formerly Clancy Corp.) registered a wholly foreign-owned entity in Shanghai, China on April 13, 2020 named Shanghai Clancy Enterprise Management Co., Ltd. (Shanghai Clancy). Shanghai Clancy registered a wholly-owned subsidiary in Beijing on April 24, 2020. Its name is Beijing Clancy Information Technology Co., Ltd. (Beijing Clancy). The main business scope is technology development, transfer, consultation, services and promotion.

In October 2023, the Company, Shanghai Clancy, and Honghsna Yuanda Limited (a company owned by Mr. Meng, the current Chief Financial Officer of the Company) entered an agreement to assign, transfer and convey all of its rights, titles and interest in and to Shanghai Clancy, along with its ownership of Beijing Clancy, to Hongshan Yuanda Limited. The effective date of this transfer is June 30, 2023. As of the date of transfer, Shanghai Clancy had no operations and no assets and all liabilities were assigned to the transferee.

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

In June 2023, the Company’s former major shareholder and sole director Mr. Xiangying Meng and other shareholders, entered into a stock purchase agreement (SPA) with Mr. Guangzhe Su. Pursuant to the SPA, Mr. Guangzhe Su became the major shareholder and the Company’s CEO. Due to the ownership change and pursuant to the SPA, the Company ceased the operations of its China subsidiaries.

In July 2023, based on the majority shareholders’ approval, the Company changed its name from Clancy Corp. to Brilliant N.E.V Corp. The Company emended its Articles of Incorporation with the Nevada Secretary of State to effect the name change and also has filed an Issuer Company-Related Action Notification Form with FIBRA to reflect the change and applied for a new stock symbol.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended July 31, 2023, the Company incurred loss, an accumulated deficit and experienced negative cash flow from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Covid-19 pandemic presents novel challenges and a chaotic business environment globally. The duration and intensity of the impact of the Covid-19 to business entities differ geographically. Covid-19 has a limited impact on the Company’s activities The impact on the Company’s result of operation and the financial statements was immaterial as of July 31, 2023.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION.

The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Brilliant N.E.V Corp. (formerly Clancy Corp.)and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to cash and cash equivalents. The cash is deposited in the institution insured by the Federal Deposit Insurance Corporation (FDIC). The Company has not experienced any losses in such accounts.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities recognized at July 31, 2023 and 2022 based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has elected not to recognize operating lease ROU assets and liabilities arising from short-term leases.

Reporting Currency and Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency, Renminbi (“RMB”), as the functional currency; whereas the functional currency of Brilliant N.E.V Corp. (formerly Clancy Corp.)and reporting currency of the Company is the United States dollar (“USD” or “$”).

The Company has discontinued operations in China where the local currency of RMB was used to prepare the financial statements which were translated into the Company’s reporting currency, U.S. dollars. The local currency of RMB is the functional currency for the discontinued operations outside the United States. Changes in the exchange rates between this currency and the Company’s reporting currency, are partially responsible for some of the periodic changes in the consolidated financial statements. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the spot rate in effect at the applicable reporting date. Revenues and expenses of the Company’s foreign discontinued operations are translated at the average exchange rate during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ deficit. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in general and administrative expense in the period in which they occur. For the years ended July 31, July 31, 2023 and 2022 there were no realized or unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entities.

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the consolidated financial statements were as follows:

	July 31, 2023	July 31, 2022
Period end USD: RMB exchange rate	7.13	6.74
Average USD: RMB exchange rate	7.02	6.50

Foreign Operations

All of the Company’s discontinued operations and assets are located in Beijing China. The Company may be adversely affected by possible political or economic events in this country. The effect of these factors cannot be accurately predicted.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2023, and 2023, there were no potentially dilutive equity instruments issued or outstanding.

Comprehensive Income

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220, “Comprehensive Income,” in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has one item of other comprehensive income, consisting of a foreign translation adjustment; however, the translation adjustment was immaterial for the years ending July 31, 2023 and 2022.

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

Recently Adopted Accounting Pronouncements

As of July 31, 2023, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s consolidated financial statements.

NOTE 4 – DISCONTINUED OPERATIONS

In June 2023, the Company’s former major shareholder and sole director Mr. Xiangying Meng along with other shareholders, entered into a stock purchase agreement (SPA) with Mr. Guangzhe Su. Pursuant to the SPA, Mr. Guangzhe Su became the major shareholder and the Company’s CEO. Due to the ownership change and pursuant to the SPA, the Company ceased the operations of its China subsidiaries in June 2023.

The following table presents the components of discontinued operations in relation to the China subsidiaries reported in the statements of operations:

	Years Ended July 31,
	2023	2022

Net Sales	-	-
Operating costs and expenses	240,269	338,989
Income (loss) from operations before other income and income taxes	(240,269)	(338,989)
Other income (loss)	50	73
Income (loss) before income taxes, loss on equity investment, and non-controlling interest	(240,219)	(338,916)
Income tax	-	-
Income (loss) from discontinued operations	(240,219)	(338,916)

Comprehensive income statement
Net income (loss) from discontinued operations	(240,219)	(338,916)
Foreign currency translation loss	46,499	14,547
Total comprehensive income (loss) from discontinued operations	(193,720)	(324,369)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

Because of the ownership change in June 2019, the Company did not use the premise anymore and no payments were made. But the Company adopted ASC 842 accounting for leases and continued to accumulated lease liabilities up to the quarter ended July 31, 2023. Due to the ownership change and pursuant to the SPA, the former major shareholder assumed the accumulated lease liabilities of $21,060.

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

The three year lease ended in May 2023 and the Company did not renew the lease. As of July 31, 2023 and 2022, the total operating lease Right of Use assets were $0 and $48,832, respectively.

Total lease expense under operating leases for the year ended July 31, 2023 and 2022 were $45,576 and $64,506, respectively.

As of July 31, 2023 and 2022, the total operating lease Right of Use assets were $0 and $48,832, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s former major shareholder and now Chief Financial Officer has been funding the Company for its operations on an as needed basis. For the year ended July 2022, the Company received $336,327, including $30,000 for the continuing operations and $306,327 for the discontinued operations. During the year ended July 31, 2023, the former major shareholder and now Chief Financial Officer loaned the Company $4,382. As of July 31, 2023 and 2022, the Company owed the former major shareholder and now Chief Financial Officer $4,382 and $541,750, respectively. This loan is unsecured, non-interest bearing and due on demand.

NOTE 7 - RESEARCH AND DEVELOPMENT EXPENSE

The Company incurred significant expenses in research and development (R&D). For the years ended July 31, 2023 and 2022, the R&D expenses were $53,160 and $258,764, respectively.

NOTE 8 – GENERAL AND ADMINISTRATIVE EXPENSES (G&A)

The general and administrative expenses contain the following – continuing operations:

	For the year ended July 31,
Description	2023	2022

Payroll and payroll tax expenses	$-	-
Professional fees	38,200	26,750
Lease expenses	1,620	6,480
Other G&A	12,551	8,504
Total	$52,371	$41,734

The general and administrative expenses contain the following – discontinued operations:

	For the year ended July 31,
Description	2023	2022

Payroll and payroll tax expenses	$140,206	19,763
Professional fees	-	-
Lease expenses	45,576	58,026
Other G&A	1,327	2,436
Total	$187,109	$80,225

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

The Company’s US parent company was incorporated in the US and is subject to U.S. income tax rate of 21% and files U.S. federal income tax return. As of July 31, 2023, the US entity had net operating loss carry forwards for income tax purpose of $200,813. The ultimate realization of deferred tax assets is dependent upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the Company’s US parent company’s limited operating history and continuous loss, and has therefore established a full valuation allowance as of July 31, 2023.

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

Due to the discontinuation of the Chinese subsidiaries, the NOL does not have any impact to the Company as of July 31, 2023.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended July 31, 2023 and 2022:

	Fiscal Years Ended July 31,
	2023	2022
US federal statutory rates	(21.0)%	(21.0)%
Valuation allowance	21.0%	21.0%
Effective tax rate	-%	-%

Income tax expense was $0 for the years ended July 31, 2023 and 2022. The provision for income tax expense (benefit) for the years ended July 31, 2023 and 2022 consisted of the following:

	2023	2022
Income tax expense (benefit)	$(10,998)	$(8,764)
Increase (decrease) in valuation allowance	10,998	8,764
Total income tax expense	$-	$-

The Company’s net deferred tax asset as of July 31, 2023 and 2022 is as follows:

	July 31, 2023	July 31, 2022
Deferred tax asset
Net operating loss	$42,171	$46,298
Total	42,171	46,298
Less: valuation allowance	(42,171)	(46,298)
Net deferred tax asset	$-	$-

NOTE 10 - SHARES ISSUED FOR EQUITY FINANCING

In December 2020, the Company issued 150,000,000 shares of common stock of the Company to five individuals including the Company’s CEO, at $0.002 per share. The Company received proceeds of $300,000 from this private placement. As of July 31, 2023 and July 31, 2022, the shares out issued and outstanding were 153,105,464 for both yearend periods.

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filing the financial statements with the Securities and Exchange Commission, the date the financial statements were available to be issued. Management is not aware of any reportable events that occurred subsequent to the balance sheet date up to the date of filing this report except the following:

In October 2023, the Company, Shanghai Clancy, and Honghsna Yuanda Limited (a company owned by Mr. Meng, the current Chief Financial Officer of the Company) entered an agreement to assign, transfer and convey all of its rights, titles and interest in and to Shanghai Clancy, along with its ownership of Beijing Clancy, to Hongshan Yuanda Limited. The effective date of this transfer is June 30, 2023. As of the date of transfer, Shanghai Clancy had no operations and no assets and all liabilities were assigned to the transferee.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure. During fiscal year ended July 31, 2023, our auditor was changed to RH CPA.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of July 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as set forth in its Internal Control - Integrated Framework. This assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following material deficiencies:

●	We were unable to maintain segregation of duties within our business operations due to our reliance on limited personnel fulfilling the role of officers and directors.

●	Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures.

While these control deficiencies did not adversely affect our 2023 or 2022 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to further separate the responsibilities of principal executive team, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

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

Changes in Internal Controls over Financial Reporting

During the year ended July 31, 2023, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position
Guangzhe Su	52	Chief (Principal) Executive Officer, President and Director
Xiangying Meng	44	Chief (Principal) Financial (Accounting) Officer, President and Director

Management and Director Biographies:

Guangzhe Su. Mr. Su is an entrepreneur having formed numerous companies in his business career. In 2017, he established Zhejiang Brilliant New Electric Vehicle Co., Ltd. (“Brilliant NEV”), a technology company, which among other things, provide smart charging, power storage and replacement services, located in Zhejiang, PRC. In November 2022, he also established Zhejiang Brilliant Business Holdings Co., Ltd., located in Zhejiang, PRC, which is the parent entity of Brilliant NEV. Presently, he is the Chairman and General Manager of Zhejiang Brilliant Business Holdings Co., Ltd. He has acted in that capacity since 2022.

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

Code of Business Conduct and Code of Ethics

Our Board of Directors has not adopted a Code of Business Conduct and Ethics because we currently have limited individuals serving as our officers and directors.

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

Item 11. Executive Compensation.

DIRECTOR AND OFFICER COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our officers and directors by the Company during the fiscal years ended July 31, 2023 and 2022 in all capacities:

Name and Position	Year	Salary	Bonus	Stock Award(s)	Option| Awards	All Other Compensation	Total
Guangzhe Su, Chief Executive Officer	2023	None	None	None	None	None	None

Xiangying Meng, Chief Financial Officer	2023	None	None	None	None	None	None
	2022	None	None	None	None	None	None

The Company’s current and former officers and directors have not received or accrued any cash or other remuneration since they were appointed to serve in such capacities. No remuneration of any nature has been paid for on account of services rendered by a director in such capacity. Our officers and directors intend to devote limited time to our affairs.

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

Outstanding Equity awards

We have no outstanding equity awards.

Employment Agreements

We do not have any employment agreements with our officers and directors.

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

Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person. The address of Mr. Su is the address of the Company.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Officers and Directors
Guangzhe Su	79,700,000	52.056%
Xiangying Meng	28,403,250	18.551%
All officers and directors as a group (2 individuals)	108,103,250	70.607%

Greater than 5% Holders

Meillon Equity Transfer Agency Services Ltd.(1)	31,000,000	20.247%
Fusheng Lei(2)	14,000,000	9.1%

(1).	The address of the shareholder is 1142 S. Diamond Bar Blvd. Suite 450, Diamond Bar, Ca 91765. The control person of the shareholder is Mr. Fusheng Lei.
(2).	The amount excludes 31,000,000 shares of common stock held by Meillon Equity Transfer Agent Services Ltd. The address of the shareholder is Room 1401, Building 43, Area B, Linken Park, Yizhuang Town, Daxing District, Beijing, China.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Immediately prior to June 28, 2019, the Company’s then sole officer and director had a loan outstanding to the Company in the amount of $23,334. This loan was unsecured, non-interest bearing and due on demand. As part of change of control transaction which occurred on June 28, 2019, the outstanding balance was forgiven and written off. As a result, the balance due to this former officer and director was $0 as of July 31, 2019. On that same date (June 28, 2019), the Company also assigned all assets and liabilities to the former officer and director of the Company. In connection with this change of control, the Company ceased its business operations and is now a “shell company” as defined under Rule 405 promulgated under the Securities Act of 1933, as amended. On March 31, 2020, Mr. Meng purchased a controlling interest in the Company and was assigned the rights and interest to the advances made to the company by the then former majority stockholder, Mr. Gaoyang Liu. As of July 31, 2023, Mr. Meng, the new officer and director, has loaned the Company the sum of $4,382. This loan is unsecured, non-interest bearing and due on demand.

On December 23, 2020, the Company closed a private placement of its common stock to five parties pursuant to which these parties subscribed to 150,000,000 shares of common stock for the sum of $300,000. Of the total offering, Mr. Xiangying Meng subscribed to 75,550,000 shares and paid the Company the sum of $151,100.

On June 26, 2023, a change of control occurred with respect to the Company. Pursuant to a Stock Purchase Agreement entered into by and among the Company, Xiangying Meng, the Company’s sole officer and director and majority shareholder, along with certain other shareholders, as sellers (collectively “Sellers”), and Guangzhe Su (“Buyer”) (the “Purchase Agreement”), Sellers collectively assigned, transferred and conveyed to Buyer a total of 79,700,000 shares of common stock of Company (“Common Stock”), which represents approximately 52.056% of the total issued and outstanding shares of the Company. The Common Stock was acquired for the sum of $50,000 payable to the Sellers, and in addition, the Company will enter into a two year consulting agreement with Mr. Meng for $189,100. In addition, Mr. Meng forgave all of the outstanding indebtedness owed by the Company. Mr. Su used his own personal funds to acquire the Common Stock.

Other than as stated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence:

Our Common Stock is currently quoted on the OTC-Pink which does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a) (15) which indicates that a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Based on those widely-accepted criteria, we have determined that our directors Guangzhe Su and Xiangying Meng are not independent as they also serve as the officers of the Company.

Item 14. Principal Accountant Fees and Services.

RH CPA is the Company’s current independent registered public accounting firm.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2023	$7,500 (Total)	Jack Shama CPA ($3,000); and RH CPA ($4,000)
2022	$11,500 (Total)	Jack Shama CPA ($4,000); Morison Cogen LLP ($3,500); and RH CPA ($4,000)

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Description
3.1(i)	Amended and Restated Articles of Incorporation (1)
3.1(ii)	Certificate of Amendment (Increase Authorized and Forward Stock Split)(5)
3.1(iii)	Certificate of Amendment (Reverse Split)(6)
3.2	Bylaws (1)
10.1	Rent Agreement(1)
10.2	Verbal Agreement(1)
10.3	Purchase Agreement(2)
10.4	Goods Sale Agreement(3)
10.5	Loan Agreement(4)
21	Subsidiaries*
31.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

(b)	Index to Exhibits required by Item 601 of Regulation S-K.

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s registration statement on Form S-1, as filed with the Securities and Exchange Commission on September 19, 2016 and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s registration statement on Form S-1/A, as filed with the Securities and Exchange Commission on December 12, 2016 and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company’s registration statement on Form S-1/A, as filed with the Securities and Exchange Commission on January 23, 2017 and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company’s registration statement on Form S-1/A, as filed with the Securities and Exchange Commission on March 23, 2017 and incorporated herein by this reference.
(5)	Filed as an exhibit to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 24, 2020 and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on July 10, 2020 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRILLIANT N.E.V CORP. (FORMERLY CLANCY CORP.)

Dated: November 14, 2023	By:	/s/ Xiangying Meng
Xiangying Meng
CFO (Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangying Meng	CFO and Director	November 14, 2023
Xiangying Meng	(Principal Financial Officer and Principal Accounting Officer)

Signature	Title	Date

/s/ Guangzhe Su	President, CEO and Director	November 14, 2023
Guangzhe Su	(Principal Executive Officer)