Form 10-Q
period 2023-10-31
BRILLIANT N.E.V. CORP.
filed 2023-12-13
CIK 1681769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

As of December 8, 2023, there were 153,105,464 shares of Common Stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

BRILLIANT N.E.V. CORP.

Item 1. Financial Statements

BRILLIANT N.E.V. CORP.

BALANCE SHEETS

ASSETS	October 31, 2023	July 31, 2023
		(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$12,167	$1,302
Prepaid expenses	—	—
Total current assets	12,167	1,302

TOTAL ASSETS	$12,167	$1,302

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$7,003	$2,321
Advances - related party	23,782	4,382
TOTAL CURRENT LIABILITIES	30,785	6,703

TOTAL LIABILITIES	30,785	6,703

Commitments and Contingencies	—	—

STOCKHOLDERS’ DEFICIT
Common Stock, 0.001 par value, authorized 345,000,000 shares, 153,105,464 shares issued and outstanding as of October 31, 2023 and July 31, 2023	153,105	153,105
Additional paid in capital	114,333	114,333
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(286,055)	(272,839)
TOTAL STOCKHOLDERS’ DEFICIT	(18,617)	(5,401)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,167	$1,302

See accompanying notes to the financial statements.

BRILLIANT N.E.V CORP.

STATEMENTS OF OPERATIONS

	For the three months ended Oct 31,
	2023	2022 (Consolidated)
Revenues	$—	$—
Cost of goods sold	—	—
Gross profit (loss)	—	—

EXPENSES
Professional fees	12,230	22,000
General and administrative Expenses	987	4,898
TOTAL OPERATING EXPENSES	13,216	26,898

LOSS FROM CONTINUING OPERATIONS	(13,216)	(26,898)
LOSS FROM DISCONTINUED OPERATIONS	—	(66,325)
Net loss before tax	(13,216)	(93,223)
Provision for income taxes	—	—
NET LOSS	$(13,216)	$(93,223)
OTHER COMPREHENSIVE ITEM
Foreign currency translation gain (loss)	—	23,155
COMPREHENSIVE LOSS	$(13,216)	$(70,068)
NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS - BASIC & DILUTED	$(0.00)	$(0.00)

NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC & DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	153,105,464	153,105,464

See accompanying notes to the financial statements.

BRILLIANT N.E.V CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three months ended October 31, 2023 and 2022

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income(Loss)	Deficit	TOTAL
Balance, July 31, 2023	153,105,464	$153,105	$114,333	$—	$(272,839)	$(5,401)

Net Loss	—	—	—	—	(13,216)	(13,216)
Balance, October 31, 2023	153,105,464	$153,105	$114,333	$—	$(286,055)	$(18,617)

(Consolidated)
Balance, July 31, 2022	153,105,464	$153,105	$213,251	$12,058	$(876,571)	$(498,157)
Currency translation	—	—	—	23,155	—	23,155
Net loss – discontinued operations	—	—	—	—	(66,325)	(66,325)
Net loss – continuing operations	—	—	—	—	(26,898)	(26,898)
Balance, October 31, 2022	153,105,464	$153,105	$213,251	$35,213	$(969,794)	$(568,225)

See accompanying notes to the financial statements.

BRILLIANT N.E.V CORP.

STATEMENTS OF CASH FLOWS

	For the three months ended Oct 31,
	2023	2022
OPERATING ACTIVITIES		(Consolidated)
Net loss from continuing operations	$(13,216)	$(26,898)
Net loss from discontinued operations	—	(66,325)
Adjustments to reconcile net cash used in operating activities:
Right-of-use/lease liability adjustments	—	1,620
Decrease in assets:
Change in prepaid expenses	—	212
Increase in liabilities:
Accounts payable	4,682	8,508
Increase in discontinued operations	—	13,606
Net cash provided (used) in continuing operation activities	(8,534)	(16,558)
Net cash provided (used) in discontinued operation activities	—	(52,719)

FINANCING ACTIVITIES:
Advances (debt adjustment)from related party - continuing operation	19,400	20,085
Advances from related party - discontinued operation	—	49,605

Total Net Cash Provided (used) by Financing Activities	19,400	69,690

EFFECT OF EXCHANGE RATE CHANGE ON CASH	—	(1,038)

NET INCREASE (DECREASE) IN CASH	10,866	(625)

CASH AT BEGINNING OF YEAR	1,302	19,511
CASH AT END OF THE PERIOD	12,167	18,887
CASH AT END OF THE PERIOD – CONTINNUING OPERATIONS	12,167	4,962
CASH AT END OF THE PERIOD – DISCONTINUED OPERATIONS	$—	$13,925

Supplemental Cash flow Information:
Interest Paid	$—	$—
Taxes Paid	$—	$—

Supplemental Disclosure of Non Cash Lease Activity:
Recognition of Right of use asset	$—	$—
Recognition of Lease liability	$—	$—

See accompanying notes to the financial statements.

BRILLIANT N.E.V CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2023

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Brilliant N.E.V. Corp. (“Company”) was incorporated on March 22, 2016 under the laws of the State of Nevada, USA. The Company initially was formed for the purpose of producing and selling handcrafted soaps. Except where content requires, the Company includes its subsidiaries.

Brilliant N.E.V. Corp. registered a wholly foreign-owned entity in Shanghai, China on April 13, 2020 named Shanghai Clancy Enterprise Management Co., Ltd. (Shanghai Clancy). Shanghai Clancy registered a wholly-owned subsidiary in Beijing on April 24, 2020. Its name is Beijing Clancy Information Technology Co., Ltd. (Beijing Clancy). The main business scope is technology development, transfer, consultation, services and promotion.

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

On July 28, 2023, the Company changed its name from Clancy Corp. to Brilliant N.E.V. Corp. The Company amended its Articles of Incorporation with the Nevada Secretary of State to effect the name change. It also has filed an Issuer Company-Related Action Notification Form with FINRA to reflect the name change and applied for a new stock symbol.

In October 2023, the Company, Shanghai Clancy, and Hongshan Yuanda Limited (a company owned by Mr. Meng, the current Chief Financial Officer of the Company) entered an agreement to assign, transfer and convey all of its rights, titles and interest in and to Shanghai Clancy, along with its ownership of Beijing Clancy (including all assets and liabilities of both companies), to Hongshan Yuanda Limited. The effective date of this transfer is June 30, 2023. As of the date of transfer, Shanghai Clancy had no operations and no assets and all liabilities were assigned to the transferee.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended October 31, 2023, the Company incurred loss, an accumulated deficit and experienced negative cash flow from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Covid-19 pandemic presents novel challenges and a chaotic business environment globally. The duration and intensity of the impact of the Covid-19 to business entities differ geographically. Covid-19 has a limited impact on the Company’s activities The impact on the Company’s result of operation and the financial statements was immaterial as of October 31, 2023.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION.

The accompanying unaudited condensed financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the balance sheet as of July 31, 2023, which has been derived from audited financial statements, and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended October 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2024 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended July 31, 2023.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities recognized at October 31, 2023 and July 31, 2023 based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has elected not to recognize operating lease ROU assets and liabilities arising from short-term leases.

Reporting Currency and Translation

The financial statements of the Company’s foreign subsidiaries are measured using the local currency, Renminbi (“RMB”), as the functional currency; whereas the functional currency of Brilliant N.E.V. Corp. and reporting currency of the Company is the United States dollar (“USD” or “$”).

The Company has discontinued operations in China where the local currency of RMB was used to prepare the financial statements which were translated into the Company’s reporting currency, U.S. dollars. The local currency of RMB is the functional currency for the discontinued operations outside the United States. Changes in the exchange rates between this currency and the Company’s reporting currency, are partially responsible for some of the periodic changes in the financial statements. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the spot rate in effect at the applicable reporting date. Revenues and expenses of the Company’s foreign discontinued operations are translated at the average exchange rate during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ deficit. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in general and administrative expense in the period in which they occur. For the three months ended October 31, 2023 and 2022 there were no realized or unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entities.

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the financial statements were as follows:

	October 31, 2023	October 31, 2022
Period end USD: RMB exchange rate	N/A*	7.18
Average USD: RMB exchange rate	N/A*	7.06
*	The Company discontinued its operations in China in June 2023.

Foreign Operations

All of the Company’s discontinued operations and assets are located in Beijing China. The Company may be adversely affected by possible political or economic events in this country. The effect of these factors cannot be accurately predicted.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2023, and July 31, 2023, there were no potentially dilutive equity instruments issued or outstanding.

Comprehensive Income

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220, “Comprehensive Income,” in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has one item of other comprehensive income, consisting of a foreign translation adjustment; however, the translation adjustment was immaterial for the three months ended October 31, 2023 and 2022.

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

Recently Adopted Accounting Pronouncements

As of October 31, 2023, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

The following table presents the components of discontinued operations in relation to the China subsidiaries reported in the statements of operations:

	Three Months Ended October 31,
	2023	2022
Net Sales	—	—
Operating costs and expenses	—	66,337
Income (loss) from operations before other income and income taxes	—	(66,337)
Other income (loss)	—	13
Income (loss) before income taxes, loss on equity investment, and non-controlling interest	—	(66,324)
Income tax	—	—
Income (loss) from discontinued operations	—	(66,324)

Comprehensive income statement
Net income (loss) from discontinued operations	—	(66,324)
Foreign currency translation gain	—	23,155
Total comprehensive income (loss) from discontinued operations	—	(43,169)

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

Total lease expense under operating leases for the three months ended October 31, 2023 and 2022 were $0 and $21,060, respectively.

As of October 31, 2023 and July 31, 2023, both leases ended and there were no lease Right of Use assets.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s former major shareholder and now Chief Financial Officer has been funding the Company for its operations on an as needed basis. For the three months ended October 31, 2022, the Company received $69,690, including $20,085 for the continuing operations and $49,605 for the discontinued operations. During the three ended October 31, 2023, the former major shareholder and now Chief Financial Officer loaned the Company $19,400. As of October 31, 2023 and July 31, 2023, the Company owed the former major shareholder and now Chief Financial Officer $23,782 and $4,382, respectively. This loan is unsecured, non-interest bearing and due on demand.

NOTE 7 - RESEARCH AND DEVELOPMENT EXPENSE

The Company incurred significant expenses in research and development (R&D). For the three months ended October 31, 2023 and 2022, the R&D expenses were $0 and $26,425, respectively.

NOTE 8 – GENERAL AND ADMINISTRATIVE EXPENSES (G&A)

The general and administrative expenses contain the following – continuing operations:

	For the three months ended Oct 31,
Description	2023	2022
Payroll and payroll tax expenses	$—	—
Professional fees	12,230	22,000
Lease expenses	—	1,620
Other G&A	987	3,278
Total	$13,216	$26,898

The general and administrative expenses contain the following – discontinued operations:

	For the year ended July 31,
Description	2023	2022
Payroll and payroll tax expenses	$—	26,266
Professional fees	—	—
Lease expenses	—	13,606
Other G&A	—	40
Total	$—	$39,912

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

The Company’s US parent company was incorporated in the US and is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of October 31, 2023, the US entity had net operating loss carry forwards for income tax purpose of $286,055. The ultimate realization of deferred tax assets is dependent upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the Company’s US parent company’s limited operating history and continuous loss, and has therefore established a full valuation allowance as of October 31, 2023.

(B)	PRC

The Company’s wholly owned Chinese subsidiary Shanghai Clancy is a wholly foreign-owned entity (“WFOE”). Shanghai Clancy had no business activity from inception through July 31, 2022. The Company’s second tier WOFE subsidiary, Beijing Clancy, is subject to the reduced PRC income tax rate as follows as per Caishui (2019) No. 13 issued by General Administration of Taxation, Ministry of Finance of PRC in January 2019: if the annual taxable income of small enterprises does not exceed RMB 1 million ($152,000), only 25% of such taxable income is required for paying the income tax at an income tax rate of 20% (equivalent to 5% of the total taxable income); if the annual taxable income of small enterprises is between RMB 1 million ($152,000) and RMB 3 million ($456,000), only 50% of such taxable income is required for paying the income tax at an income tax rate of 20% (equivalent to 10% of the total taxable income). This tax-reduced policy is effective for the period from January 1, 2019 through December 31, 2022. Beijing Clancy did not have taxable income for year ending July 31, 2023. Tax losses of the operating subsidiaries of the Company may be carried forward for five years in China.

Due to the discontinuation of the Chinese subsidiaries, the NOL does not have any impact to the Company as of October 31, 2023.

NOTE 10 - SHARES ISSUED FOR EQUITY FINANCING

In December 2020, the Company issued 150,000,000 shares of common stock of the Company to five individuals including the Company’s CEO, at $0.002 per share. The Company received proceeds of $300,000 from this private placement. As of October 31, 2023 and July 31, 2023, the shares issued and outstanding were 153,105,464.

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

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, filed with the Securities and Exchange Commission (“Commission”) on October 31, 2023. More broadly, these factors include, but are not limited to:

●	We have incurred significant losses and expect to incur future losses;
●	Our current financial condition and immediate need for capital;
●	Potential significant dilution resulting from the issuance of new securities for any funding, debt conversion or any business combination; and
●	We are a “penny stock” company.

Description of Business

Brilliant N.E.V. Corp. (“The Company”) was incorporated on March 22, 2016 under the laws of the State of Nevada, USA. The Company initially was formed for the purpose of producing and selling handcrafted soaps.

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

From August 1, 2020 to April 30, 2021, the Company business centered on providing IT services to a small number of clients. In May 2021, the Company ceased its IT services and re-focused its operations to provide marketing services to small and median sized businesses. Brilliant N.E.V. Corp. was a product marketing consulting firm that provides product marketing consulting services to clients. The Company developed marketing programs and strategies in line with customer needs. Our marketing programs was designed to provide clients with detailed analysis on the market data in their industry, including historical data. We also assisted clients expand their marketing communication channels including but not limited to advertisements in the business journals, electronical communication tools such as WeChat marketing programs, etc. We charge an agreed upon fee based on technical difficulties and the marketing reach of the programs. During the fourth quarter of fiscal 2022, we terminated this business.

In June 2023, the Company’s former major shareholder and sole director Mr. Xiangying Meng, entered into a stock purchase agreement (SPA) with Mr. Guangzhe Su. Pursuant to the SPA, Mr. Guangzhe Su became the major shareholder and the Company’s CEO. Due to the ownership change and pursuant to the SPA, the Company ceased the operations of its China subsidiaries.

On July 28, 2023, the Company changed its name from Clancy Corp. to Brilliant N.E.V. Corp. The Company amended its Articles of Incorporation with the Nevada Secretary of State to effect the name change. It also has filed an Issuer Company-Related Action Notification Form with FINRA to reflect the name change and applied for a new stock symbol.

In October 2023, the Company, Shanghai Clancy, and Hongshan Yuanda Limited (a company owned by Mr. Meng, the current Chief Financial Officer of the Company) entered an agreement to assign, transfer and convey all of its rights, titles and interest in and to Shanghai Clancy, along with its ownership of Beijing Clancy (including all assets and liabilities of both companies), to Hongshan Yuanda Limited. The effective date of this transfer is June 30, 2023. As of the date of transfer, Shanghai Clancy had no operations and no assets and all liabilities were assigned to the transferee.

Results of Operations

Revenues.

For the three months ended October 31, 2023 and 2022, the Company had no revenues.

Costs of Revenues

For the three months ended October 31, 2023 and 2022, the Company had no cost of goods sold as we did not have any revenues for the respective periods.

Operating Expenses

For the three months ended October 31, 2023, the Company had total operating expenses of $13,216 consisting of $12,230 of professional fees and $987 of general and administrative expenses.

For the three months ended October 31, 2022, the Company had total operating expenses of $93,223, including operating expenses of $26,898 from continuing operations and $66,325 from discontinued operations. The operating expenses of $26,898 from continuing operations consist of $22,000 professional fees, $0 of research and development and $4,898 of general and administrative expenses. The operating expenses of $66,325 from discontinued operations consist of $0 of professional fees, $26,425 in research and development (R&D), $39,912 in general and administrative expenses and interest income of $13.

The decrease of $80,007 in operating expenses was due to the discontinuation of the Company’s business in China in June 2023.

Net Loss

For the three months ended October 31, 2023 and 2022, the Company had net losses of $13,216 and $93,223, respectively, for the reasons discussed above.

Liquidity and Capital Resources

The Company had $12,167 and $1,302 in cash and cash equivalents as of October 31, 2023 and July 31, 2023, respectively.

As of October 31, 2023 and July 31, 2023, the Company had working capital deficit of $18,617 and $5,401, respectively. The increase in working capital deficit was due to net loss for the current period.

The Company can provide no assurances that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating and financing activities for the three months ended October 31, 2023 and 2022:

	Three Months Ended October 31, 2023	Three Months Ended October 31, 2022
Net Cash Used From Operating Activities – Continuing Operations	$(8,534)	$(16,558)
Net Cash Used From Operating Activities – Discontinued Operations	—	(52,719)
Net Cash Provided (adjustment) From Financing Activities – Continuing Operations	$19,400	$20,085
Net Cash Provided From Financing Activities – Discontinued Operations	—	49,605
Effect of exchange rate change on cash	$—	$(1,038)
Net Change in Cash	$10,866	$(625)

Operating Activities

During the three months ended October 31, 2023, the Company had a net loss of $13,216 and after adjusting for increase of $4,682 in accounts payable, resulted in net cash of $8,534 used from continuing operations. By comparison, during the three months ended October 31, 2022, the Company had used $69,277 in operating activities, $16,558 used in continuing operations and $52,719 used in discontinued operations.

Financing Activities

During the three months ended October 31, 2023, the Company received $19,400 from the advances from the related party. By comparison, during the three months ended October 31, 2022, the Company received $20,085 of proceeds from continuing operations and $49,605 from discontinued operations. The significant change in financing activities was due to the ownership change in June 2023 and the discontinuation of its China operations.

Our financial statements reflect the fact that we do not have sufficient revenue to cover expenses. We are at present under-capitalized. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $12,167 in cash and equivalents as of October 31, 2023 and $1,302 as of July 31, 2023.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three months ended October 31, 2023, the comprehensive loss was $13,216, the same as that of the net loss which contains the foreign currency translation gain/loss of $0.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of October 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Change in Internal Control over Financial Reporting

During the quarter ended October 31, 2023, there has been no changes in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: December 13, 2023	BRILLIANT N.E.V. CORP.

/s/ Xiangying Meng
Xiangying Meng Chief Financial Officer