Form 10-Q
period 2024-01-31
BRILLIANT N.E.V. CORP.
filed 2024-03-18
CIK 1681769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

As of March 8, 2024, there were 153,105,464 shares of Common Stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

BRILLIANT N.E.V CORP. (FORMERLY CLANCY CORP.)

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

BRILLIANT N.E.V CORP. (FORMERLY CLANCY CORP.)

BALANCE SHEETS

ASSETS	January 31, 2024	July 31, 2023
		(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$4,830	$1,302
Prepaid expenses	180	-
Total current assets	5,010	1,302

TOTAL ASSETS	$5,010	$1,302

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,000	$2,321
Advances - related party	32,645	4,382
TOTAL CURRENT LIABILITIES	36,645	6,703

TOTAL LIABILITIES	36,645	6,703

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Common Stock, 0.001 par value, authorized 345,000,000 shares, 153,105,464 shares issued and outstanding as of January 31, 2024 and July 31, 2023	153,105	153,105
Additional paid in capital	114,333	114,333
Accumulated other comprehensive income (loss)	-	-
Accumulated deficit	(299,073)	(272,839)
TOTAL STOCKHOLDERS' DEFICIT	(31,635)	(5,401)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,010	$1,302

See accompanying notes to the consolidated financial statements.

BRILLIANT N.E.V CORP. (FORMERLY CLANCY CORP.)

STATEMENTS OF OPERATIONS

	For six months ended Jan 31,		For the three months ended Jan 31,
	2024	2023 (Consolidated)	2024	2023 (Consolidated)
Revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit (loss)	-	-	-	-

EXPENSES
Professional fees	23,230	25,200	11,000	3,200
General and administrative Expenses	3,005	4,820	2,018	(78)
TOTAL OPERATING EXPENSES	26,235	30,020	13,018	3,122

LOSS FROM CONTINUING OPERATIONS	(26,235)	(30,020)	(13,018)	(3,122)
LOSS FROM DISCONTINUED OPERATIONS	-	(133,048)	-	(66,723)
Net loss before tax	(26,235)	(163,068)	(13,018)	(69,845)
Provision for income taxes	-	-	-	-
NET LOSS	$(26,235)	$(163,068)	(13,018)	$(69,845)
OTHER COMPREHENSIVE ITEM
Foreign currency translation gain (loss)	-	(4,039)	-	(27,194)
COMPREHENSIVE LOSS	$(26,235)	$(167,107)	$(13,018)	$(97,039)
NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS - BASIC & DILUTED	$(0.00)	$-	$(0.00)	$-

NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC & DILUTED	$-	$(0.00)	$-	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	153,105,464	153,105,464	153,105,464	153,105,464

See accompanying notes to the consolidated financial statements.

BRILLIANT N.E.V CORP. (FORMERLY CLANCY CORP.)

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the three and six months ended January 31, 2024 and 2023

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income(Loss)	Deficit	TOTAL
Balance, July 31, 2023	153,105,464	$153,105	$114,333	$-	$(272,839)	$(5,401)

Net Loss	-	-	-	-	(13,216)	(13,216)
Balance, October 31, 2023	153,105,464	$153,105	$114,333	$-	$(286,055)	$(18,617)

Net Loss	-	-	-	-	(13,018)	(13,018)
Balance, January 31, 2024	153,105,464	$153,105	$114,333	$-	$299,073	$(31,635)
(Consolidated)
Balance, July 31, 2022	153,105,464	$153,105	$213,251	$12,058	$(876,571)	$(498,157)
Currency translation				23,155		23,155
Net loss – discontinued operations	-	-	-	-	(66,325)	(66,325)
Net loss – continuing operations	-	-	-	-	(26,898)	(26,898)
Balance, October 31, 2022	153,105,464	$153,105	$213,251	$35,213	$(969,794)	$(568,225)
Currency translation				(27,194)		(27,194)
Net loss – discontinued operations		-	-	-	(66,723)	(66,723)
Net loss – continuing operations		-	-	-	(3,122)	(3,122)
Balance, January 31, 2023	153,105,464	$153,105	$213,251	$8,019	$(1,039,639)	$(665,264)

See accompanying notes to the consolidated financial statements.

BRILLIANT N.E.V CORP. (FORMERLY CLANCY CORP.)

STATEMENTS OF CASH FLOWS

	For the six months ended January 31,
	2024	2023
		(Consolidated)
OPERATING ACTIVITIES
Net loss from continuing operations	$(26,235)	$(30,020)
Net loss from discontinued operations	-	(133,049)
Adjustments to reconcile net cash used in operating activities:
Right-of-use/lease liability adjustments	-	1,620
Decrease in assets:
Change in prepaid expenses	(180)	(1,018)
Changes in deposit	-	-
Increase in liabilities:
Accounts payable	1,679	-
Increase in discontinued operations	-	26,660
Net cash provided (used) in continuing operation activities	(24,735)	(29,418)
Net cash provided (used) in discontinued operation activities	-	(106,389)

FINANCING ACTIVITIES:
Advances (debt adjustment)from related party - continuing operation	28,263	40,085
Advances from related party - discontinued operation	-	121,229

Total Net Cash Provided (used) by Financing Activities	28,263	161,314

EFFECT OF EXCHANGE RATE CHANGE ON CASH	-	507

NET INCREASE (DECREASE) IN CASH	3,528	26,014

CASH AT BEGINNING OF PERIOD	1,302	19,511
CASH AT END OF THE PERIOD	4,830	45,525
CASH AT END OF THE PERIOD – CONTINNUING OPERATIONS	$4,830	$12,102
CASH AT END OF THE PERIOD – DISCONTINUED OPERATIONS	$-	$33,423

Supplemental Cash flow Information:
Interest Paid	$—	$—
Taxes Paid	$—	$—

Supplemental Disclosure of Non Cash Lease Activity:
Recognition of Right of use asset	$—	$-
Recognition of Lease liability	$—	$-

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

In June 2023, the Company's former major shareholder and sole director Mr. Xiangying Meng and other shareholders, entered into a stock purchase agreement (SPA) with Mr. Guangzhe Su. Pursuant to the SPA, Mr. Guangzhe Su became the major shareholder and the Company's CEO. Due to the ownership change and pursuant to the SPA, the Company ceased the operations of its China subsidiaries.

In July 2023, based on the majority shareholders' approval, the Company changed its name from Clancy Corp. to Brilliant N.E.V Corp. The Company emended its Articles of Incorporation with the Nevada Secretary of State to effect the name change and also has filed an Issuer Company-Related Action Notification Form with FINRAto reflect the change and applied for a new stock symbol.

In October 2023, the Company, Shanghai Clancy, and HongshanHongshanYuanda Limited (a company owned by Mr. Meng, the current Chief Financial Officer of the Company) entered an agreement to assign, transfer and convey all of its rights, titles and interest in and to Shanghai Clancy, along with its ownership of Beijing Clancy, to Hongshan Yuanda Limited. The effective date of this transfer is June 30, 2023. As of the date of transfer, Shanghai Clancy had no operations and no assets and all liabilities were assigned to the transferee.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended January 31, 2024, the Company incurred loss, an accumulated deficit and experienced negative cash flow from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Covid-19 pandemic presents novel challenges and a chaotic business environment globally. The duration and intensity of the impact of the Covid-19 to business entities differ geographically. Covid-19 has a limited impact on the Company’s activities The impact on the Company’s result of operation and the financial statements was immaterial as of January 31, 2024.

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

In the opinion of management, the balance sheet as of July 31, 2023, which has been derived from audited financial statements, and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended January 31, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2024 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended July 31, 2023.

Fiscal year end

The Company’s year-end is July 31st.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities recognized at January 31, 2024 and July 31, 2023 based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company has discontinued operations in China where the local currency of RMB was used to prepare the financial statements which were translated into the Company’s reporting currency, U.S. dollars. The local currency of RMB is the functional currency for the discontinued operations outside the United States. Changes in the exchange rates between this currency and the Company’s reporting currency, are partially responsible for some of the periodic changes in the consolidated financial statements. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the spot rate in effect at the applicable reporting date. Revenues and expenses of the Company’s foreign discontinued operations are translated at the average exchange rate during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders’ deficit. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in general and administrative expense in the period in which they occur. For the six months ended January 31, 2024 and 2023 there were no realized or unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entities.

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the financial statements were as follows:

	January 31, 2024		January 31, 2023
Period end USD: RMB exchange rate	N/A	*	6.76
Average USD: RMB exchange rate	N/A	*	7.01

 *The Company discontinued its operations in China in June 2023.

Foreign Operations

All of the Company’s discontinued operations and assets are located in Beijing China. The Company may be adversely affected by possible political or economic events in this country. The effect of these factors cannot be accurately predicted.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2024, and July 31, 2023, there were no potentially dilutive equity instruments issued or outstanding.

Comprehensive Income

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220, “Comprehensive Income,” in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has one item of other comprehensive income, consisting of a foreign translation adjustment; however, there is no such a translation adjustment for the six months ended January 31, 2024, and the translation adjust was immaterial for the six months ended January 31, 2023.

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

Recently Adopted Accounting Pronouncements

As of January 31, 2024, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s consolidated financial statements.

NOTE 4 – DISCONTINUED OPERATIONS

In June 2023, the Company's former major shareholder and sole director Mr. Xiangying Meng along with other shareholders, entered into a stock purchase agreement (SPA) with Mr. Guangzhe Su. Pursuant to the SPA, Mr. Guangzhe Su became the major shareholder and the Company's CEO. Due to the ownership change and pursuant to the SPA, the Company ceased the operations of its China subsidiaries in June 2023.

The following table presents the components of discontinued operations in relation to the China subsidiaries reported in the statements of operations:

	Six Months Ended Jan 31,		Three Months Ended Jan 31,
	2024	2023	2024	2023

Net sales
Operating costs and expenses	-	133,070	-	66,733
Income (loss) from operations before other income taxes	-	(133,070)	-	(66,733)
Other income (loss)	-	22	-	9
Income (loss) before income taxes	-	(133,048)	-	(66,724)
Income tax	-	-	-	-
Income (loss) from discontinued operations	-	(133,048)	-	(66,724)

Comprehensive income statement
Net income (loss) from discontinued operations	-	(133,048)	-	(66,724)
Foreign currency translation gain (loss)	-	(4,039)	-	(27,194)
Total comprehensive income (loss) from discontinued operations	-	(137,087)	-	(93,918)

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

Total lease expense under operating leases for the three and six months ended January 31, 2024 and 2023 were $0 and $21,060, respectively.

As of January 31, 2024 and July 31, 2023, both leases ended and there were no lease Right of Use assets.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s former major shareholder and now Chief Financial Officer has been funding the Company for its operations on an as needed basis. For the six months ended January 31, 2023, the Company received $161,314, including $40,085 for the continuing operations and $121,229 for the discontinued operations. During the six months ended January 31, 2024, the former major shareholder and now Chief Financial Officer loaned the Company $28,263. As of January 31, 2024 and July 31, 2023, the Company owed the former major shareholder and now Chief Financial Officer $32,645 and $4,382, respectively. This loan is unsecured, non-interest bearing and due on demand.

NOTE 7 - RESEARCH AND DEVELOPMENT EXPENSE

The Company incurred significant expenses in research and development (R&D). For the six months ended January 31, 2024 and 2023, the R&D expenses were $0 and $41,534, respectively.

NOTE 8 – GENERAL AND ADMINISTRATIVE EXPENSES (G&A)

The general and administrative expenses contain the following – continuing operations:

	For six months ended Jan 31		For three months ended Jan 31
Description	2024	2023	2024	2023

Payroll and payroll tax expenses
Professional fees	23,230	25,200	11,000	3,200
Lease expenses	-	1,620	-	-
Other G&A	3,005	3,200	2,018	(78)
Total	26,235	30,020	13,018	3,122

The general and administrative expenses contain the following – discontinued operations:

	For six months ended Jan 31		For three months ended Jan 31
Description	2024	2023	2024	2023

Payroll and payroll tax expenses	-	63,789	-	37,523
Professional fees	-	-	-	-
Lease expenses	-	27,384	-	13,778
Other G&A	-	333	-	293

Total	-	91,506	-	51,594

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

The Company’s US parent company was incorporated in the US and is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of January 31, 2024, the US entity had net operating loss carry forwards for income tax purpose of $299,073. The ultimate realization of deferred tax assets is dependent upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets due to the Company’s US parent company’s limited operating history and continuous loss, and has therefore established a full valuation allowance as of January 31, 2024.

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

Due to the discontinuation of the Chinese subsidiaries, the NOL does not have any impact to the Company as of January 31, 2024.

NOTE 10 - SHARES ISSUED FOR EQUITY FINANCING

In December 2020, the Company issued 150,000,000 shares of common stock of the Company to five individuals including the Company’s CEO, at $0.002 per share. The Company received proceeds of $300,000 from this private placement. As of January 31, 2024 and July 31, 2023, the shares issued and outstanding were 153,105,464.

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

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, filed with the Securities and Exchange Commission (“Commission”) on November 14, 2023. More broadly, these factors include, but are not limited to:

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

In June 2023, the Company's former major shareholder and sole director Mr. Xiangying Meng, entered into a stock purchase agreement (SPA) with Mr. Guangzhe Su. Pursuant to the SPA, Mr. Guangzhe Su became the major shareholder and the Company's CEO. Due to the ownership change and pursuant to the SPA, the Company ceased the operations of its China subsidiaries.

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

Results of Operations

Revenues.

For the three months and six ended January 31, 2024 and 2023, the Company had no revenues.

Costs of Revenues

For the three and six months ended January 31, 2024 and 2023, the Company had no cost of goods sold as we did not have any revenues for the respective periods.

Operating Expenses

For the three months ended January 31, 2024, the Company had total operating expenses of $13,018 consisting of $11,000 of professional fees and $2,018 of general and administrative expenses. For the three months ended January 31, 2023, the Company had total operating expenses of $69,854, including operating expenses of $3,122 from continuing operations and $66,717 from discontinued operations. The operating expenses of $3,122 from continuing operations consist of $3,200 professional fees, $0 of research and development and negative $78 (due to credit of $580 for filing fees) of general and administrative expenses. The operating expenses of $66,717 from discontinued operations consist of $0 of professional fees, $15,109 in research and development (R&D), $51,624 in general and administrative expenses including payroll and payroll tax expenses of $37,522.

For the six months ended January 31, 2024, the Company had total operating expenses of $26,235 consisting of $23,230 of professional fees and $3,005 of general and administrative expenses. For the six months ended January 31, 2023, the Company had total operating expenses of $163,090, including operating expenses of $30,020 from continuing operations and $133,069 from discontinued operations. The operating expenses of $30,020 from continuing operations consist of $25,200 professional fees, $0 of research and development and $4,820 of general and administrative expenses. The operating expenses of $133,069 from discontinued operations consist of $0 of professional fees, $41,534 in research and development (R&D), $91,505 in general and administrative expenses including payroll and payroll tax expenses of $63,789.

The decreases of $56,836 for the three months and $136,855 for the six months ended January 31, 2024 in operating expenses were due to the discontinuation of the Company's business in China in June 2023.

Net Loss

For the three months ended January 31, 2024 and 2023, the Company had net losses of $13,018 and $69,845, respectively, for the reasons discussed above.

For the six months ended January 31, 2024 and 2023, the Company had net losses of $26,235 and $163,068, respectively, for the reasons discussed above.

Liquidity and Capital Resources

The Company had $4,830 and $1,302 in cash and cash equivalents as of January 31, 2024 and July 31, 2023, respectively.

As of January 31, 2023 and July 31, 2023, the Company had working capital deficit of $31,635 and $5,401, respectively. The increase in working capital deficit was due to net loss for the current period.

The Company can provide no assurances that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating and financing activities for the six months ended January 31, 2024 and 2023:

	Six Months Ended January 31, 2024	Six Months Ended January 31, 2023
Net Cash Used From Operating Activities – Continuing Operations	$(24,735)	$(29,418)
Net Cash Used From Operating Activities – Discontinued Operations	-	(106,389)
Net Cash Provided (adjustment) From Financing Activities – Continuing Operations	$28,263	$40,085
Net Cash Provided From Financing Activities – Discontinued Operations	-	121,229
Effect of exchange rate change on cash	$-	$507
Net Change in Cash	$3,528	$26,014

Operating Activities

During the six months ended January 31, 2024, the Company had a net loss of $26,235 and after adjusting for increase of $1,679 in accounts payable and an decrease of $180 in prepaid expenses, resulted in net cash of $24,735 used from continuing operations. By comparison, during the six months ended January 31, 2023, the Company had used $135,807 in operating activities, $29,418 used in continuing operations and $106,389 used in discontinued operations.

Financing Activities

During the six months ended January 31, 2024, the Company received $28,263 of the advances from the related party. By comparison, during the six months ended January 31, 2023, the Company received $40,085 of proceeds from continuing operations and $121,229 from discontinued operations. The significant change in financing activities was due to the ownership change in June 2023 and the discontinuation of its China operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,830 in cash and equivalents as of January 31, 2024 and $1,302 as of July 31, 2023.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the six months ended January 31, 2024, the comprehensive loss was $26,235, the same as that of the net loss which contains the foreign currency translation gain/loss of $0.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of January 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Change in Internal Control over Financial Reporting

During the quarter ended January 31, 2024, there has been no changes in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: March __, 2024	BRILLIANT N.E.V. CORP.

/s/ Xiangying Meng
Xiangying Meng Chief Financial Officer