Form 10-Q
period 2024-04-30
BRILLIANT N.E.V. CORP.
filed 2026-04-08
CIK 1681769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

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

As of April 8, 2026, there were 153,105,464 shares of Common Stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BRILLIANT N.E.V. CORP.

BRILLIANT N.E.V CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	April 30, 2024	July 31, 2023
ASSETS

CURRENT ASSETS
Cash and equivalents	$8,846	$1,302
Total current assets	$8,846	1,302

TOTAL ASSETS	$8,846	$1,302

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	1,117	2,321
Loans - the related party	49,145	4,382
Total current liabilities	50,262	6,703

TOTAL LIABILITIES	50,262	6,703

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; authorized 345,000,000 shares; 153,105,464 shares issued and outstanding at April 30, 2024 and July 31, 2023	153,105	153,105
Additional paid-in capital	114,333	114,333
Accumulated deficit	(308,854)	(272,839)
TOTAL STOCKHOLDERS' DEFICIT	(41,416)	(5,401)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,846	$1,302

See accompanying notes to the condensed financial statements.

BRILLIANT N.E.V CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2024	2023	2024	2023

Revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit (loss)	-	-	-	-

EXPENSES
Research and development expenses	0	11,943	0	53,477
General and administrative Expenses	9,781	66,061	36,015	187,617
Total Operating expenses	9,781	78,004	36,015	241,094

Interest income	0	17	0	39
Total Non Operating income (loss)	0	17	0	39
LOSS FROM CONTINUING OPERATIONS	(9,781)	(77,987)	(36,015)	(241,055)
LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-
Net loss before tax	(9,781)	(77,987)	(36,015)	(241,055)
Provision for income taxes	-	-	-	-
NET LOSS	$(9,781)	$(77,987)	$(36,015)	$(241,055)
OTHER COMPREHENSIVE ITEM
Foreign currency translation gain (loss)	-	-	-	$7,896
COMPREHENSIVE LOSS	$(9,781)	$(77,987)	$(36,015)	$(233,159)
NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS - BASIC & DILUTED	$0.00	$0.00	$0.00	$0.00

NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC & DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	153,105,464	153,105,464	153,105,464	153,105,464

BRILLIANT N.E.V CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the nine months ended April 30, 2024 and 2023

	Common Stock		Additional paid	Accumulated Other Comprehensive	Accumulated
	Shares	amount	in capital	Income(Loss)	Deficit	TOTAL
Balance, July 31, 2023	153,105,464	$153,105	$114,333	$-	$(272,839)	$(5,401)
Net Loss	-	-	-	-	(13,216)	(13,216)
Balance, October 31, 2023	153,105,464	$153,105	$114,333	$-	$(286,055)	$(18,617)
Net Loss	-	-	-	-	(13,018)	(13,018)
Balance, January 31, 2024	153,105,464	$153,105	$114,333	$-	$(299,073)	$(31,635)
Net Loss	-	-	-	-	(9,781)	(9,781)
Balance April 30, 2024	153,105,464	$153,105	$114,333	$-	$(308,854)	$(41,416)
Balance, July 31, 2022	153,105,464	$153,105	$213,251	$12,058	$(876,571)	$(498,157)
Currency translation	-	-	-	23,155	-	23,155
Net loss	-	-	-	-	(93,223)	(93,223)
Balance, October 31, 2022	153,105,464	$153,105	$213,251	$35,213	$(969,794)	$(568,225)
Currency translation	-	-	-	(27,194)	-	(27,194)
Net loss	-	-	-	-	(69,845)	(69,845)
Balance, January 31, 2023	153,105,464	$153,105	$213,251	$8,019	$(1,039,639)	$(665,264)
Currency translation	-	-	-	11,935	-	11,935
Net loss	-	-	-	-	(77,987)	(77,987)
Balance, April 30, 2023	153,105,464	$153,105	$213,251	$19,954	$(1,117,626)	$(731,316)

See accompanying notes to the condensed financial statements.

BRILLIANT N.E.V CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended April 30,
	2024	2023
Operating activities
Net loss	$(36,015)	(241,055)
Lease expense		42,883
Changes in assets and liabilities:
Prepaid expense		212
Accounts payable	(1,204)	2,354
Net cash used in operating activities	(37,219)	(195,606)

Financing activities
Loans from related party	44,763	200,552
Total net cash provided by financing activities	44,763	200,552

Effect of exchange rate change	-	(463)

Net increase in cash	7,544	4,483

Cash at beginning of period	$1,302	$19,511

Cash at end of the period	$8,846	$23,994

BRILLIANT N.E.V. CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Brilliant N.E.V. Corp. (formerly Clancy Corp.) (the “Company”) was incorporated in the State of Nevada on March 22, 2016.

In April 2020, the Company established Shanghai Clancy Enterprise Management Co., Ltd. (“Shanghai Clancy”), a wholly foreign-owned enterprise in Shanghai, China. Shanghai Clancy subsequently established Beijing Clancy Information Technology Co., Ltd. (“Beijing Clancy”) as its wholly owned subsidiary in Beijing, China.

The Company previously operated in China through its subsidiaries. In June 2023, in connection with a change in control of the Company pursuant to a stock purchase agreement, the Company ceased the operations of its China subsidiaries. In October 2023, the Company, Shanghai Clancy, and Hongshan Yuanda Limited entered into an agreement pursuant to which all of the Company’s rights, title and interest in and to Shanghai Clancy, including its ownership of Beijing Clancy, were transferred to Hongshan Yuanda Limited, effective as of June 30, 2023. As of the effective date of the transfer, Shanghai Clancy had no operations and no assets, and all liabilities were assigned to the transferee.

In July 2023, the Company changed its name from Clancy Corp. to Brilliant N.E.V. Corp.

As of April 30, 2024, the Company had not commenced any new business operations and remained a shell company, with no or only nominal operations and nominal assets other than cash.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended April 30, 2024, the Company incurred a net loss, had an accumulated deficit, and experienced negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to address these conditions through capital raising efforts, related-party support, and the pursuit of suitable business opportunities or strategic transactions. However, there can be no assurance that the Company will be successful in these efforts.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three and nine months ended April 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2024 or for any future interim period.

These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

The Company’s fiscal year end is July 31.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. As of April 30, 2024, the Company had not commenced new business operations and did not recognize revenue during the three and nine months then ended.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $8,846 in cash and equivalents as of April 30, 2024 and $1,302 as of July 31, 2023.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Leases

The Company determines whether an arrangement contains a lease at inception. Right-of-use assets and lease liabilities are recognized for leases with terms greater than twelve months based on the present value of lease payments over the lease term. The Company does not recognize right-of-use assets or lease liabilities for short-term leases. As of April 30, 2024, the Company had no material lease arrangements requiring recognition under ASC 842.

Foreign Currency Translation

Prior to the cessation and transfer of its former China subsidiaries, the financial statements of those subsidiaries were measured using the local currency, Renminbi (“RMB”), as the functional currency. The reporting currency of the Company is the United States dollar (“USD”). In connection with the cessation of the China operations in June 2023 and the subsequent transfer of Shanghai Clancy and its subsidiary effective June 30, 2023, the Company no longer had active foreign operations as of April 30, 2024. Accordingly, no foreign currency translation adjustment was recorded for the three and nine months ended April 30, 2024.

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted net loss per share is the same as basic net loss per share for the periods presented because any potentially dilutive instruments would be anti-dilutive. As of April 30, 2024 and July 31, 2023, the Company had no potentially dilutive securities outstanding.

Comprehensive Loss

The Company follows ASC 220, Comprehensive Income. Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. For the three and nine months ended April 30, 2024, comprehensive loss was equal to net loss.

Financial Instruments

The carrying amounts of financial instruments such as cash, accounts payable, accrued liabilities, and advances approximate fair value because of the short-term nature of those instruments.

Recently Adopted Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and determined that there are no recently issued accounting standards not yet adopted that are expected to have a material effect on the Company’s financial statements.

No Material Changes in Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from those disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2024.

NOTE 4 – DISCONTINUED OPERATIONS

In June 2023, in connection with a change in control of the Company pursuant to a stock purchase agreement, the Company ceased the operations of its China subsidiaries. In October 2023, the Company, Shanghai Clancy Enterprise Management Co., Ltd. and Hongshan Yuanda Limited entered into an agreement pursuant to which all of the Company’s rights, title and interest in and to Shanghai Clancy, including its ownership of Beijing Clancy Information Technology Co., Ltd., were transferred to Hongshan Yuanda Limited, effective as of June 30, 2023.

As of April 30, 2024, the Company had no continuing operations in China.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

There have been no material changes to the Company’s commitments and contingencies from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023. As of April 30, 2024, the Company had no ongoing lease right-of-use assets or lease liabilities.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2024, the Company’s Chief Financial Officer advanced $44,763 to the Company for working capital and operating expenses. As of April 30, 2024 and July 31, 2023, the amounts due to the Chief Financial Officer were $49,145 and $4,382, respectively. These advances were unsecured, non-interest bearing, and due on demand.

NOTE 7 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. As of April 30, 2024, management believes that it is more likely than not that the Company’s deferred tax assets, if any, will not be realized, and accordingly a full valuation allowance has been recorded against such deferred tax assets. The Company did not record a material income tax provision for the period.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has determined that there were no material subsequent events requiring recognition or disclosure in these financial statements, except as disclosed elsewhere in this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or the Company’s future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern the Company’s expectations, strategy, plans, or intentions.

These forward-looking statements include, but are not limited to, statements regarding the Company’s ability to continue as a going concern, raise additional capital, identify and complete a business combination, acquisition, or other strategic transaction, develop business operations, and achieve profitability. Forward-looking statements are based on management’s current expectations, assumptions, and beliefs and are subject to a number of risks, uncertainties, and changes in circumstances that are difficult to predict and are often outside the Company’s control. Actual results may differ materially from those expressed or implied by these forward-looking statements due to a variety of factors, including, but not limited to, the Company’s limited operating history, lack of revenues, need for additional financing, ability to maintain compliance with its reporting obligations, and ability to identify and execute a suitable strategic transaction.

The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by law.

Overview

The Company had no operating revenue during the three and nine months ended April 30, 2024. In June 2023, in connection with a change in control, the Company ceased the operations of its China subsidiaries, and effective June 30, 2023, the Company’s interests in those subsidiaries were transferred to a third party. As of April 30, 2024, the Company had not commenced any new business operations and remained a shell company, with no or only nominal operations and nominal assets other than cash. The Company is evaluating potential business opportunities, but as of April 30, 2024 had not entered into any transaction that resulted in a change in its shell company status.

Results of Operations

Three Months Ended April 30, 2024 Compared to Three Months Ended April 30, 2023

The Company did not generate any revenue during the three months ended April 30, 2024 or April 30, 2023.

Operating expenses for the three months ended April 30, 2024 consisted primarily of professional fees, filing and compliance costs, and other general and administrative expenses associated with maintaining the Company’s status as a public reporting company. Operating expenses for the comparable prior-year period included similar public company and administrative expenses, as well as expenses attributable to the Company’s former operations in China prior to the cessation and spin-off of those operations.

The Company reported a net loss of $9,781 for the three months ended April 30, 2024, compared to a net loss of $77,987 for the three months ended April 30, 2023. The change in net loss from period to period was primarily attributable to the cessation of the Company’s former China operations and changes in professional fees, compliance costs, and other general and administrative expenses.

Nine Months Ended April 30, 2024 Compared to Nine Months Ended April 30, 2023

The Company did not generate any revenue during the nine months ended April 30, 2024 or April 30, 2023.

Operating expenses for the nine months ended April 30, 2024 consisted primarily of professional fees, filing and compliance costs, and other general and administrative expenses associated with maintaining the Company’s public company status. Operating expenses for the comparable prior-year period included similar public company and administrative costs, together with expenses associated with the Company’s former operations in China prior to the cessation and spin-off of those operations.

The Company reported a net loss of $36,015 for the nine months ended April 30, 2024, compared to a net loss of $241,055 for the nine months ended April 30, 2023. The change in net loss was primarily due to the cessation and spin-off of the Company’s former China operations and the Company’s continued incurrence of public company, compliance, and administrative expenses.

Liquidity and Capital Resources

As of April 30, 2024, the Company had cash and cash equivalents of $8,846, compared to $1,302 as of July 31, 2023. As of April 30, 2024, the Company had limited cash and working capital and had not generated revenue from operations.

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses, had an accumulated deficit, and experienced negative cash flows from operating activities. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

Net cash used in operating activities during the nine months ended April 30, 2024 was $37,219 and was primarily attributable to the Company’s net loss and changes in working capital. The Company did not have material investing activities during the period. Net cash provided by financing activities during the nine months ended April 30, 2024 was $44,763, consisting primarily of advances from the Company’s Chief Financial Officer or other related-party support used to fund the Company’s reporting, compliance, and administrative expenses.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, obtain continued related-party support, reduce expenses, and ultimately achieve profitable operations through a business combination, acquisition, or other strategic transaction. There can be no assurance that the Company will be successful in obtaining additional funding or completing a transaction that generates operations.

Going Concern

The Company has incurred recurring losses and had limited cash resources as of April 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to address these conditions through capital raising efforts, related-party support, and the pursuit of suitable business opportunities or strategic transactions. However, no assurance can be given that the Company will be successful in these efforts.

Off-Balance Sheet Arrangements

As of April 30, 2024, the Company did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, that have had, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes in the Company’s critical accounting policies and estimates from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023 and the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2024 because of material weaknesses in the Company’s internal control over financial reporting. These material weaknesses included a lack of sufficient personnel with appropriate accounting and financial reporting expertise, inadequate segregation of duties, and limited written policies and procedures necessary to achieve complete, accurate and timely financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2024 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party, and to the knowledge of management, no such proceedings are threatened against the Company, except as previously disclosed in the Company’s filings with the Securities and Exchange Commission.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended April 30, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 8, 2026

BRILLIANT N.E.V. CORP.

(Registrant)

By:	/s/ Guangze Su
Name: Guangze Su
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Xiangying Meng
Name: Xiangying Meng
Title: Chief Financial Officer
(Principal Financial Officer)