Form 10-K
period 2024-07-31
BRILLIANT N.E.V. CORP.
filed 2026-04-28
CIK 1681769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-213698

BRILLIANT N.E.V. CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	30-0944559 (I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Rule 10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Because there was no active quotation market for the Company’s common stock as of April 28, 2026, no market value is ascribed to the shares held by non-affiliates.

As of April 28, 2026, there were 153,105,464 shares of Common Stock, $0.001 par value per share, outstanding.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to future events or the Company’s future financial or operating performance and may be identified by words such as “may,” “will,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “intends,” “could,” “should,” “continue,” “potential,” or similar expressions. These statements are based on management’s current expectations and assumptions and are subject to risks and uncertainties, many of which are outside the Company’s control. Actual results may differ materially from those described in these forward-looking statements. The Company undertakes no obligation to update any forward-looking statements except as required by law.

Item 1. Business.

Overview

Brilliant N.E.V. Corp. (formerly Clancy Corp.) (the “Company”) was incorporated in Nevada on March 22, 2016. As of July 31, 2024, the Company had not commenced any new operating business after the June 2023 change in control and remained a shell company with no or only nominal operations and nominal assets other than cash. The Company’s principal business objective is to identify and complete a business combination, acquisition, or other strategic transaction that will enable it to develop active operations.

Corporate and Operating Background

In April 2020, the Company established Shanghai Clancy Enterprise Management Co., Ltd. (“Shanghai Clancy”), a wholly foreign-owned enterprise in Shanghai, China. Shanghai Clancy subsequently established Beijing Clancy Information Technology Co., Ltd. (“Beijing Clancy”) as its wholly owned subsidiary in Beijing, China. The Company previously conducted limited operations in China through these subsidiaries.

On June 26, 2023, a change in control occurred. Pursuant to a stock purchase agreement entered into among the Company, Xiangying Meng and other selling shareholders, and Guangzhe Su, the sellers transferred an aggregate 79,700,000 shares of common stock, representing approximately 52.056% of the Company’s outstanding common stock, to Mr. Su. In connection with the change in control, the Company ceased the operations of its China subsidiaries.

On July 28, 2023, the Company amended its articles of incorporation to change its name from Clancy Corp. to Brilliant N.E.V. Corp.

In October 2023, the Company, Shanghai Clancy, and Hongshan Yuanda Limited entered into an agreement pursuant to which all of the Company’s rights, title and interest in and to Shanghai Clancy, including Shanghai Clancy’s ownership of Beijing Clancy, were transferred to Hongshan Yuanda Limited, effective as of June 30, 2023. As of the effective date of the transfer, Shanghai Clancy had no operations and no assets, and all liabilities were assigned to the transferee.

As a result, as of July 31, 2024, the Company no longer had active PRC operating subsidiaries and had not commenced any replacement operating business.

Business Strategy

The Company’s strategy is to preserve its reporting-company status while evaluating potential business opportunities, acquisitions, and strategic transactions. Because the Company remains a shell company, any future operating business is expected to require additional capital, the issuance of equity securities, or both. Management expects that any such transaction could result in substantial dilution to existing shareholders and could involve a change in the composition of the Company’s board and management.

Employees

As of July 31, 2024, the Company had no full-time employees. The Company relies on its officers and outside professionals to manage its reporting, legal, accounting, and administrative functions.

Special Note Regarding China

Although the Company’s principal executive office remained in Hangzhou, Zhejiang Province, China as of July 31, 2024, the Company had ceased its prior China subsidiary operations effective June 2023 and transferred the former China subsidiaries effective June 30, 2023. The Company therefore did not have active operations in the PRC as of July 31, 2024. Nevertheless, because the Company’s principal executive office and certain officers are located in China, investors should consider the legal, regulatory, and operational risks associated with maintaining a management presence in China, including changing PRC laws and regulations, data and information restrictions, and the potential for governmental intervention.

Item 1A. Risk Factors.

We are a shell company with no operating revenue and no active business operations.

As of July 31, 2024, the Company remained a shell company and had not commenced a new operating business. Accordingly, investors face the risk that the Company may never identify or complete a suitable business combination or otherwise generate revenues.

Our independent auditors are expected to continue to express substantial doubt about our ability to continue as a going concern.

The Company has incurred recurring losses, has an accumulated deficit, and has historically relied on related-party support to fund its operations. If additional capital or continued related-party support is not available, the Company may be unable to satisfy its reporting obligations or pursue a strategic transaction.

We are dependent on related-party funding.

During fiscal 2024, the Company continued to rely on advances from related parties to fund reporting, compliance, and administrative expenses. There is no assurance that such funding will remain available on acceptable terms or at all.

Any future business combination is likely to result in substantial dilution and a change in control of management or the board.

To complete an acquisition or other strategic transaction, the Company likely will issue a substantial number of shares or other securities. Existing shareholders may be significantly diluted, and the current board or management may be replaced.

Our delinquent Exchange Act reporting status may impair our marketability and increase regulatory and transactional risk.

Because this report is being filed as part of a catch-up reporting process, the Company faces additional reputational, transactional, and compliance risk, including difficulties with financing, transfer-agent processing, and counterparties’ willingness to transact with the Company.

Our internal control over financial reporting is not effective.

Management has identified material weaknesses in internal control over financial reporting, including insufficient accounting personnel, inadequate segregation of duties, and limited written accounting policies and procedures. Until remediated, these weaknesses could result in material misstatements.

Our common stock may be considered a penny stock and may be illiquid.

If the Company’s common stock is quoted at a low price and does not meet an exemption from the penny-stock rules, broker-dealers may be subject to additional sales-practice requirements, which can reduce liquidity and market interest.

Risks associated with China remain relevant to the Company.

Even though the Company no longer had active PRC subsidiaries as of July 31, 2024, its principal executive office remained in China and members of management have substantial ties to China. PRC regulatory changes, governmental intervention, or restrictions affecting management access to information or capital could adversely affect the Company.

Cybersecurity processes are limited.

Because the Company has minimal operations and limited personnel, its cybersecurity risk-management processes are less developed than those of a more mature operating company. While management is not aware of any material cybersecurity incidents through July 31, 2024, the Company remains vulnerable to cyber threats affecting its records, reporting systems, or third-party service providers.

Our common stock is not registered under Section 12 of the Exchange Act and may have limited market visibility.

The Company has no securities registered under Section 12(b) or 12(g), and trading in the Company’s stock, if any, may be sporadic and infrequent. As a result, shareholders may have difficulty selling their shares and there may be little reliable market-price information available.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

As of July 31, 2024, the Company remained a shell company with no active operating business and no internal information-technology department. Management’s processes for assessing, identifying, and managing material risks from cybersecurity threats were therefore limited and primarily consisted of basic access controls, use of third-party service providers for accounting, legal, and filing functions, and management oversight of critical records and devices. The Company was not aware of any cybersecurity incident during fiscal 2024 that materially affected, or was reasonably likely to materially affect, the Company’s business strategy, results of operations, or financial condition.

Governance

The board of directors oversees the Company’s material business risks, including cybersecurity risk. Given the Company’s limited size and resources, the board has not established a separate cybersecurity committee. Day-to-day responsibility for cybersecurity-related matters resides with management, including the principal executive officer and principal financial officer, who coordinate with outside service providers as needed. The Company expects to reassess its cybersecurity governance structure if and when it acquires or develops an operating business.

Item 2. Properties.

The Company’s principal executive office is located at Room 805, West Building 4, Xintiandi Business Center, Gongshu District, Hangzhou City, Zhejiang Province, China. The Company does not own any real property. Management believes the current office arrangement is adequate for the Company’s present limited needs.

Item 3. Legal Proceedings.

There were no material pending legal proceedings to which the Company was a party as of July 31, 2024, and, to the knowledge of management, no such proceedings were threatened against the Company, except as previously disclosed in the Company’s filings with the Securities and Exchange Commission.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of the date of this Annual Report on Form 10-K, there is no active quotation market for the Company’s common stock. Because the Company’s shares have not been actively quoted and any prior trading was sporadic and infrequent, no market value is ascribed to such shares.

Holders

As of April 28, 2026, the Company had 8 holders of record of its common stock. The Company had 153,105,464 shares of common stock outstanding as of that date.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company did not issue any unregistered securities during the fiscal year ended July 31, 2024. The Company is aware that subsequent shareholder-level transfers were reflected on the shareholder records after July 31, 2024, but no shares were issued by the Company during fiscal 2024. The total number of outstanding shares remained 153,105,464.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved].

As a smaller reporting company, the Company is not required to provide the information otherwise required by Item 301 of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

During the fiscal year ended July 31, 2024, the Company had no operating revenue and remained a shell company. The Company’s prior China operations had ceased in June 2023 in connection with the change in control, and the former China subsidiaries were transferred effective June 30, 2023. Throughout fiscal 2024, the Company’s principal activities consisted of maintaining its corporate existence, satisfying public-company compliance obligations, and evaluating potential business opportunities and strategic transactions.

Results of Operations

The Company did not generate revenue during fiscal 2024 or fiscal 2023. Operating expenses for fiscal 2024 consisted primarily of professional fees, filing and compliance costs, and other general and administrative expenses associated with maintaining the Company’s status as a public reporting company. Operating expenses for fiscal 2023 included similar public-company costs, together with expenses associated with the Company’s former China operations prior to their cessation and transfer.

The Company reported a net loss for fiscal 2024 of $35,871, compared to a net loss of $292,590 for fiscal 2023. The fiscal 2023 net loss included $240,219 of loss from discontinued operations related to the Company’s former China subsidiaries. The decrease in net loss in fiscal 2024 was primarily attributable to the absence of prior-year China operating activity, partially offset by continued public-company, compliance, and administrative expenses.

Liquidity and Capital Resources

As of July 31, 2024, the Company had cash and cash equivalents of $7,972, compared to $1,302 as of July 31, 2023. The Company had limited working capital and had not generated revenue from operations. The audited financial statements included in this report have been prepared assuming the Company will continue as a going concern.

Net cash used in operating activities during fiscal 2024 was $38,093 and was primarily attributable to the Company’s net loss and changes in working capital. The Company did not have material investing activities during fiscal 2024. Net cash provided by financing activities during fiscal 2024 was $44,763, consisting primarily of advances from related parties used to fund the Company’s reporting, compliance, and administrative expenses.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, obtain continued related-party support, reduce expenses, and ultimately complete a business combination, acquisition, or other strategic transaction. There can be no assurance that the Company will be successful in obtaining additional funding or completing such a transaction.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. The Company’s significant accounting policies are described in the notes to the audited financial statements included in this report. Management believes the policies requiring the most significant judgments and estimates relate to going concern, income taxes, valuation allowances, related-party transactions, and any accruals for contingent liabilities.

Off-Balance Sheet Arrangements

As of July 31, 2024, the Company did not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Brilliant N.E.V. Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Brilliant N.E.V. Corp. as of July 31, 2024, and the related statements of operations, stockholders’ equity, and cash flows for the year ended July 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024, and the results of its operations and its cash flows for the year ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $(35,871) and an accumulated deficit of $(308,710) for the year ended July 31, 2024. The continuation of the Company as a going concern is dependent upon ability to raise additional capital and implement its business plan. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the Company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

/S/ Boladale Lawal
Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company’s auditor since 2026

Lagos, Nigeria

April 28, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Brilliant N.E.V Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Brilliant N.E.V Corp. (the Company) as of July 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Bayside, New York

November 13, 2023

BRILLIANT N.E.V. CORP.

BALANCE SHEETS

	July 31, 2024	July 31, 2023
ASSETS

CURRENT ASSETS
Cash and equivalents	$7,972	$1,302
Total current assets	7,972	1,302

TOTAL ASSETS	$7,972	$1,302

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	99	2,321
Loans - the related party	49,145	4,382
Total current liabilities	49,244	6,703

TOTAL LIABILITIES	49,244	6,703

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; authorized 345,000,000 shares; 153,105,464 shares issued and outstanding at July 31, 2024 and 2023	153,105	153,105
Additional paid-in capital	114,333	114,333
Accumulated deficit	(308,710)	(272,839)

TOTAL EQUITY (DEFICIT)	(41,272)	(5,401)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$7,972	$1,302

See accompanying notes to the financial statements.

BRILLIANT N.E.V. CORP.

STATEMENTS OF OPERATIONS

	For the year ended July 31,
	2024	2023
Revenues	$-	$-
Cost of goods sold	-	-
Gross profit (loss)	-	-

EXPENSES
Professional fees	28,775	38,200
General and administrative Expenses	7,096	14,171
TOTAL OPERATING EXPENSES	35,871	52,371

LOSS FROM CONTINUING OPERATIONS	(35,871)	(52,371)
LOSS FROM DISCONTINUED OPERATIONS	-	(240,219)
Net loss before tax	(35,871)	(292,590)
Provision for income taxes	-	-
NET LOSS	(35,871)	(292,590)
OTHER COMPREHENSIVE ITEM
Foreign currency translation gain (loss)	-	46,499
COMPREHENSIVE LOSS	(35,871)	(246,091)
NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS - BASIC & DILUTED	0.00	(0.00)

NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC & DILUTED	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	153,105,464	153,105,464

See accompanying notes to the financial statements.

BRILLIANT N.E.V. CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the years ended July 31, 2024 and 2023

	Common Stock		Additional Paid in	Accumulated Other	Accumulated
	Share	Amount	Capital	Comprehensive Loss	Deficit	TOTAL
Balance, July 31, 2022	153,105,464	$153,105	$213,251	$12,058	$(876,571)	$(498,157)
Adjustments from discontinued operations	-	-	(98,918)	(58,557)	896,322	738,847
Currency translation	-	-	-	46,499	-	46,499
Net loss – discontinued operations	-	-	-	-	(240,219)	(240,219)
Net Loss – continuing operations	-	-	-	-	(52,371)	(52,371)
Balance, July 31, 2023	153,105,464	$153,105	$114,333	$-	$(272,839)	$(5,401)
Net loss	-	-	-	-	(35,871)	(35,871)
Balance, July 31, 2024	153,105,464	$153,105	$114,333	$-	$(308,710)	$(41,272)

See accompanying notes to the financial statements.

BRILLIANT N.E.V. CORP.

STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2024	2023

Operating activities
Net loss from continuing operations	$(35,871)	$(52,371)
Net loss from discontinued operations	-	(240,219)
Adjustments to reconcile net cash used in operating activities:
Right-of-use/lease liability adjustments	-	(19,440)
Change in assets and liabilities:
Prepaid expenses	-	212
Accounts payable	(2,222)	2,321
Increase in discontinued operations	-	373,702
Net cash used in operating activities	(38,093)	(69,278)
Net cash provided in discontinued operation activities	-	133,483

Financing activities
Loans from related party	44,763	(110,837)
Total net cash provided by financing activities	44,763	(110,837)

Effect of currency exchange rate change	-	46,499
Net increase in cash	6,670	(133)

Cash at beginning of period	$1,302	$1,435

Cash at end of the period	$7,972	$1,302

See accompanying notes to the financial statements.

BRILLIANT N.E.V. CORP.

NOTES TO FINANCIAL STATEMENTS

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

In July 2023, the Company changed its name from Clancy Corp. to Brilliant N.E.V. Corp.

As of July 31, 2024, the Company had not commenced any new business operations and remained a shell company, with no or only nominal operations and nominal assets other than cash.

NOTE 2 – GOING CONCERN

The accompanying audited financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended July 31, 2024, the Company incurred a net loss, had an accumulated deficit, and experienced negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to address these conditions through capital raising efforts, related-party support, and the pursuit of suitable business opportunities or strategic transactions. However, there can be no assurance that the Company will be successful in these efforts.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s fiscal year end is July 31.

Use of Estimates.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes.

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which temporary differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Revenue Recognition.

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. As of July 31, 2024, the Company had not commenced new business operations and did not recognize revenue during fiscal 2024.

Cash and Cash Equivalents.

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The cash balances as of July 31, 2024 and 2023 were $7,972 and $1,302, respectively.

Foreign Currency Translation.

Following the cessation and transfer of the former China subsidiaries effective June 30, 2023, the Company no longer had active foreign operations during fiscal 2024.

Basic and Diluted Net Loss Per Share.

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share for the periods presented because any potentially dilutive instruments would be anti-dilutive.

Stock-Based Compensation.

Stock-based compensation is accounted for in accordance with ASC 718. As of July 31, 2024, the Company had not adopted a stock option plan and had not granted any stock-based awards.

Recently Issued Accounting Pronouncements.

Management has reviewed recently issued accounting pronouncements and determined that no standard not yet adopted is expected to have a material effect on the Company’s financial statements.

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

	Years Ended July 31,
	2024	2023

Net Sales	-	-
Operating costs and expenses	-	240,269
Income (loss) from operations before other income and income taxes	-	(240,269)
Other income (loss)		50
Income (loss) before income taxes, loss on equity investment, and non-controlling interest	-	(240,219)
Income tax	-	-
Income (loss) from discontinued operations	-	(240,219)

Comprehensive income statement
Net income (loss) from discontinued operations	-	(240,219)
Foreign currency translation loss	-	46,499
Total comprehensive income (loss) from discontinued operations	-	(193,720)

As of July 31, 2024, the Company had no continuing operations in China.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

There have been no material changes to the Company’s commitments and contingencies from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023. As of July 31, 2024 and 2023, the Company had no ongoing lease right-of-use assets or lease liabilities.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s Chief Financial Officer has funded the Company from time to time for working capital and operating expenses on an as-needed basis. During the year ended July 31, 2024, the Chief Financial Officer advanced $44,763 to the Company. As of July 31, 2024 and July 31, 2023, the amounts due to the Chief Financial Officer were $49,145 and $4,382, respectively. These advances were unsecured, non-interest bearing, and due on demand.

NOTE 7 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. As of July 31, 2024, management believes that it is more likely than not that the Company’s deferred tax assets, if any, will not be realized, and accordingly a full valuation allowance has been recorded against such deferred tax assets. The Company did not record a material current income tax provision for fiscal 2024.

As of July 31, 2024, the Company had net operating loss carryforwards of $272,839 for U.S. federal income tax purposes.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended July 31, 2024 and 2023:

	Fiscal Years Ended July 31,
	2024	2023
US federal statutory rates	(21.0)%	(21.0)%
Valuation allowance	21%	21%
Effective tax rate	-%	-%

Income tax expense was $0 for the years ended July 31, 2024 and 2023. The provision for income tax expense (benefit) for the years ended July 31, 2024 and 2023 consisted of the following:

	2024	2023
Income tax expense (benefit)	$(7,533)	$(10,998)
Increase (decrease) in valuation allowance	7,533	10,998
Total income tax expense	$-	$-

The Company’s net deferred tax assets as of July 31, 2024 and 2023 were as follows:

	2024	2023
Deferred tax asset
Net operating loss	$49,704	$42,171
Total	49,704	42,171
Less: valuation allowance	(49,704)	(42,171)
Net deferred tax asset	$-	$-

NOTE 8 - SHARES ISSUED FOR EQUITY FINANCING

In December 2020, the Company issued 150,000,000 shares of common stock of the Company to five individuals including the Company’s CEO, at $0.002 per share. The Company received proceeds of $300,000 from this private placement. As of July 31, 2024 and July 31, 2023, the shares issued and outstanding were 153,105,464 for both year end periods.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 21, 2026, the date the financial statements were issued. Based on this evaluation, the Company determined that there were no material subsequent events requiring recognition or disclosure in these financial statements, except as disclosed elsewhere in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 20, 2024, RH CPA ceased serving as the Company’s independent registered public accounting firm.

RH CPA served as the Company’s independent registered public accounting firm for the fiscal years ended July 31, 2023 and 2022. The audit reports of RH CPA on the Company’s financial statements for those periods did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for explanatory language regarding the Company’s ability to continue as a going concern.

During the fiscal years ended July 31, 2023 and 2022, and through September 20, 2024, there were no disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and RH CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of RH CPA, would have caused RH CPA to make reference thereto in its reports. During the same periods, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On March 24, 2026, the Company engaged Boladale Lawal & Co (Chartered Accountants) as its new independent registered public accounting firm.

During the fiscal years ended July 31, 2023 and 2022, and through March 24, 2026, neither the Company nor anyone on its behalf consulted Boladale Lawal & Co (Chartered Accountants) regarding (i) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered, or (ii) any matter that was the subject of a disagreement or reportable event, as defined in Item 304(a)(1)(iv) and (v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2024 because of material weaknesses in the Company’s internal control over financial reporting. These material weaknesses included a lack of sufficient personnel with appropriate accounting and financial reporting expertise, inadequate segregation of duties, and limited written policies and procedures necessary to achieve complete, accurate and timely financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2024 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2024 due to the material weaknesses described above.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fiscal year ended July 31, 2024, there were no changes in the Company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended July 31, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position(s)
Guangzhe Su	55	Chief Executive Officer, President and director
Xiangying Meng	47	Chief Financial Officer and director

The following table sets forth information regarding the Company’s executive officers and directors as of the date of this report.

Management and Director Biographies

Guangzhe Su. Mr. Su is an entrepreneur who has formed numerous companies during his business career. In 2017, he established Zhejiang Brilliant New Electric Vehicle Co., Ltd., a technology company located in Zhejiang, China, which provides smart charging, power storage and replacement services. In November 2022, he also established Zhejiang Brilliant Business Holdings Co., Ltd., located in Zhejiang, China, which is the parent entity of Zhejiang Brilliant New Electric Vehicle Co., Ltd. Mr. Su has served as Chairman and General Manager of Zhejiang Brilliant Business Holdings Co., Ltd. since 2022. The Company believes that Mr. Su’s entrepreneurial and business management experience qualifies him to serve as a director and executive officer of the Company.

Xiangying Meng. Mr. Meng has significant experience in corporate management and the information technology industry. From December 2015 to April 2018, he served as executive director of Beijing Chengdun Chengxun Information Technology Co., Ltd. From March 2018 to December 2019, he served as Chief Executive Officer and a member of the board of directors of Beijing Chengdun Qixin Technology Co., Ltd. Since April 2019, he has served as Chief Executive Officer of Beijing Chengdun Kaibo Network Technology Co., Ltd. Mr. Meng has more than ten years of experience in corporate management and more than fifteen years of experience in the IT industry. The Company believes that Mr. Meng’s management and operational experience qualifies him to serve as a director and executive officer of the Company.

Family Relationships

None.

Legal Proceedings

To the best of the Company’s knowledge, none of the directors or executive officers has, during the past ten years, been involved in any legal proceedings required to be disclosed by Item 401(f) of Regulation S-K.

Code of Ethics; Audit Committee; Committees

The Company has not adopted a separate code of business conduct and ethics, nominating committee charter, audit committee charter, or compensation committee charter. Because of the Company’s limited size and resources, the board of directors presently performs these functions directly.

Item 11. Executive Compensation.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Total
Guangzhe Su	2024	$0	$0	$0	$0
Xiangying Meng	2024	$0	$0	$0	$0

Outstanding Equity Awards

As of July 31, 2024, the Company had no outstanding equity awards.

Employment Agreements

Except as previously disclosed, the Company did not have employment agreements with its executive officers as of July 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of April 28, 2026 by (i) each director, (ii) each executive officer, (iii) each person known by the Company to beneficially own more than five percent of its common stock, and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person named below has sole voting and investment power with respect to the shares shown. The percentage of beneficial ownership is based on 153,105,464 shares of common stock outstanding as of April 28, 2026.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Guangzhe Su	79,700,000	52.056%
Xiangying Meng	28,403,250	18.551%
All directors and executive officers as a group	108,103,250	70.607%
Meillon Equity Transfer Agency Services Ltd. (1)	31,000,000	20.247%
Fusheng Lei (2)	13,860,573	9.053%

(1) The address of Meillon Equity Transfer Agency Services Ltd. is 1142 S Diamond Bar Blvd, Suite 450, Diamond Bar, California 91765. Based on information provided by management, the control person of this shareholder is Fusheng Lei.

(2) The address of Fusheng Lei is Room 1401, Building 43, Area B, Linken Park, Yizhuang Town, Daxing District, Beijing, China. Fusheng Lei is the brother-in-law of Xiangying Meng, the Company’s Chief Financial Officer and director.

Equity Compensation Plan Information

The Company did not maintain any equity compensation plans as of July 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

During fiscal 2024, the Company continued to receive advances from related parties, primarily its Chief Financial Officer, to fund working capital and operating expenses. These advances were unsecured, non-interest bearing, and due on demand. The related-party note in the audited financial statements should be read together with this Item 13 disclosure.

On June 26, 2023, the Company completed the change-of-control transaction pursuant to which Guangzhe Su acquired 79,700,000 shares of common stock from Xiangying Meng and other selling shareholders.

Other than as described in this report, there were no related-party transactions during fiscal 2024 required to be disclosed under Item 404 of Regulation S-K.

Director Independence

Because the Company’s common stock is not listed on a national securities exchange, the Company is not subject to any exchange-mandated director-independence requirements.

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees

The aggregate fees billed for professional services rendered by the Company’s independent registered public accounting firms for the audit of the Company’s annual financial statements and related services were as follows:

2024:	$11,500, consisting of fees paid to RH CPA and Boladale Lawal & Co (Chartered Accountants).
2023:	$7,000, consisting of fees paid to Jack Shama CPA and RH CPA.

(2) Audit-Related Fees

The aggregate fees billed for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements were as follows:

2024:	$0
2023:	$0

(3) Tax Fees

The aggregate fees billed for professional services for tax compliance, tax advice, and tax planning were as follows:

2024:	$0
2023:	$0

(4) All Other Fees

The aggregate fees billed for products and services other than those described above were as follows:

2024:	$0
2023:	$0

The board of directors performs the functions of an audit committee and pre-approves all services provided by the Company’s independent registered public accounting firms.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

The financial statements filed as part of this report are listed under Item 8 of this report.

Financial Statement Schedules

All schedules have been omitted because they are not required, are not applicable, or the required information is included in the financial statements or notes thereto.

Exhibits

Exhibit	Description
3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 19, 2016, Exhibit 3.1(ii) to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2020, and Exhibit 3.1(iii) to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2020).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 19, 2016).
23.1	Independent Auditor’s Consent
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2026

BRILLIANT N.E.V. CORP.

By:	/s/ Guangzhe Su
Guangzhe Su
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Xiangying Meng
Xiangying Meng
Chief Financial Officer
(Principal Financial Officer)