Form 10-Q
period 2024-10-31
BRILLIANT N.E.V. CORP.
filed 2026-05-05
CIK 1681769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024

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

As of April 30, 2026, there were 153,105,464 shares of Common Stock, $0.001 par value per share, outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BRILLIANT N.E.V. CORP.

3

BRILLIANT N.E.V CORP.

BALANCE SHEETS

(Unaudited)

	Oct. 31, 2024	July 31, 2024

ASSETS

CURRENT ASSETS
Cash	$7,373	$7,972
Total current assets	7,373	7,972

TOTAL ASSETS	$7,373	$7,972

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$99
Loan from related party	49,145	49,145
Total current liabilities	49,145	49,244

TOTAL LIABILITIES	49,145	49,244

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; authorized 345,000,000 shares; 153,105,464 shares issued and outstanding at October 31, 2024 and July 31, 2024	153,105	153,105
Additional paid-in capital	114,333	114,333
Accumulated deficit	(309,210)	(308,710)
TOTAL EQUITY (DEFICIT)	(41,772)	(41,272)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$7,373	$7,972

See accompanying notes to the condensed financial statements.

BRILLIANT N.E.V CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended Oct. 31,
	2024	2023
Revenues	$-	$-
Cost of goods sold	-	-
Gross profit (loss)	-	-

EXPENSES
Professional fees		12,230
General and administrative expenses	500	987
TOTAL OPERATING EXPENSES	500	13,216

LOSS FROM CONTINUING OPERATIONS	(500)	(13,216)
LOSS FROM DISCONTINUED OPERATIONS	-	-
Net loss before tax	(500)	(13,216)
Provision for income taxes	-	-
NET LOSS	(500)	(13,216)
OTHER COMPREHENSIVE ITEM
COMPREHENSIVE LOSS	$(500)	$(13,216)
NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS - BASIC & DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	153,105,464	153,105,464

See accompanying notes to the condensed financial statements.

BRILLIANT N.E.V CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three months ended October 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Share	Amount	in Capital	Deficit	TOTAL
Balance, July 31, 2023	153,105,464	$153,105	$114,333	$(272,839)	$(5,401)
Net Loss	-	-	-	(13,216)	(13,216)
Balance, Oct 31, 2023	153,105,464	$153,105	$114,333	$(286,055)	$(18,617)

Balance, July 31, 2024	153,105,464	$153,105	$114,333	$(308,710)	$(41,272)
Net loss	-	-	-	(500)	(500)
Balance, Oct. 31, 2024	153,105,464	$153,105	$114,333	$(309,210)	$(41,772)

See accompanying notes to the condensed financial statements.

BRILLIANT N.E.V CORP.

CASH FLOW

(Unaudited)

	For the three months ended
	October 31, 2024	October 31, 2023
Operating activities
Net loss	$(500)	(13,216)
Changes in assets and liabilities:
Accounts payable	(99)	4,681
Net cash used in operating activities	(599)	(8,535)

Financing activities
Loans from related party	-	19,400
Total net cash provided by financing activities	-	19,400

Net increase in cash	(599)	10,865

Cash at beginning of period	$7,972	$1,302

Cash at end of the period	$7,373	$12,167

See accompanying notes to the condensed financial statements.

BRILLIANT N.E.V. CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Brilliant N.E.V. Corp. (formerly Clancy Corp.) (the “Company”) was incorporated in the State of Nevada on March 22, 2016. Except where the context otherwise requires, references to the “Company” include its subsidiaries.

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

In July 2023, the Company changed its name from Clancy Corp. to Brilliant N.E.V. Corp.

As of October 31, 2024, the Company had not commenced any new business operations and remained a shell company, with no or only nominal operations and nominal assets other than cash.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended October 31, 2024, the Company incurred a net loss, had an accumulated deficit, and experienced negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to address these conditions through capital raising efforts, related-party support, and the pursuit of suitable business opportunities or strategic transactions. However, there can be no assurance that the Company will be successful in these efforts.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended October 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2025 or for any future interim period.

These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

The Company’s fiscal year end is July 31.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes in the Company’s critical accounting policies and estimates from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. As of October 31, 2024, the Company had not commenced new business operations and did not recognize revenue during the three months then ended.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $7,373 in cash as of October 31, 2024 and $7,972 as of July 31, 2024.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Leases

The Company determines whether an arrangement contains a lease at inception. Right-of-use assets and lease liabilities are recognized for leases with terms greater than twelve months based on the present value of lease payments over the lease term. The Company does not recognize right-of-use assets or lease liabilities for short-term leases. As of October 31, 2024, the Company had no material lease arrangements requiring recognition under ASC 842.

Foreign Currency Translation

Prior to the cessation and transfer of its former China subsidiaries, the financial statements of those subsidiaries were measured using the local currency, Renminbi (“RMB”), as the functional currency. The reporting currency of the Company is the United States dollar (“USD”). In connection with the cessation of the China operations in June 2023 and the subsequent transfer of Shanghai Clancy and its subsidiary effective June 30, 2023, the Company no longer had active foreign operations as of October 31, 2024. Accordingly, no foreign currency translation adjustment was recorded for the three months ended October 31, 2024.

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted net loss per share is the same as basic net loss per share for the periods presented because any potentially dilutive instruments would be anti-dilutive. As of October 31, 2024 and July 31, 2024, the Company had no potentially dilutive securities outstanding.

Comprehensive Loss

The Company follows ASC 220, Comprehensive Income. Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. For the three months ended October 31, 2024, comprehensive loss was equal to net loss.

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

No Material Changes in Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

NOTE 4 – DISCONTINUED OPERATIONS

In June 2023, in connection with a change in control of the Company pursuant to a stock purchase agreement, the Company ceased the operations of its China subsidiaries. In October 2023, the Company, Shanghai Clancy Enterprise Management Co., Ltd. and Hongshan Yuanda Limited entered into an agreement pursuant to which all of the Company’s rights, title and interest in and to Shanghai Clancy, including its ownership of Beijing Clancy Information Technology Co., Ltd., were transferred to Hongshan Yuanda Limited, effective as of June 30, 2023. As of October 31, 2024, the Company had no continuing operations in China.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

There have been no material changes to the Company’s commitments and contingencies from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s Chief Financial Officer has funded the Company from time to time for working capital and operating expenses on an as-needed basis. During the three months ended October 31, 2024, no additional advances were made to the Company. As of October 31, 2024 and July 31, 2024, the amounts due to the Chief Financial Officer were $49,145 and $49,145, respectively. These advances were unsecured, non-interest bearing, and due on demand.

NOTE 7 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. As of October 31, 2024, management believes that it is more likely than not that the Company’s deferred tax assets, if any, will not be realized, and accordingly a full valuation allowance has been recorded against such deferred tax assets. The Company did not record a material income tax provision for the three months ended October 31, 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

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

Overview

The Company had no operating revenue during the three months ended October 31, 2024. As of October 31, 2024, the Company had not commenced any new business operations and remained a shell company, with no or only nominal operations and nominal assets other than cash. The Company is evaluating potential business opportunities, but as of October 31, 2024 had not entered into any transaction that resulted in a change in its shell company status.

4

Results of Operations

Three Months Ended October 31, 2024 Compared to Three Months Ended October 31, 2023

The Company did not generate any revenue during the three months ended October 31, 2024 or October 31, 2023.

Operating expenses for the three months ended October 31, 2024 consisted primarily of general and administrative expenses associated with maintaining the Company’s status as a public reporting company. Operating expenses for the comparable prior-year period consisted primarily of professional fees and other general and administrative expenses associated with maintaining the Company’s reporting obligations.

The Company reported a net loss of $500 for the three months ended October 31, 2024, compared to a net loss of $13,216 for the three months ended October 31, 2023. The decrease in net loss from period to period was primarily attributable to lower professional and compliance expenses.

Liquidity and Capital Resources

As of October 31, 2024, the Company had cash and cash equivalents of $7,373, compared to $7,972 as of July 31, 2024. The Company had limited cash and working capital and had not generated revenue from operations.

Net cash used in operating activities during the three months ended October 31, 2024 was $599 and was primarily attributable to the Company’s net loss and changes in working capital. The Company did not have financing activities during the period.

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses, has an accumulated deficit, has experienced negative cash flows from operating activities, and has limited cash resources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of October 31, 2024, the Company did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, that have had, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes in the Company’s critical accounting policies and estimates from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this Item.

5

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2024 because of material weaknesses in the Company’s internal control over financial reporting. These material weaknesses included a lack of sufficient personnel with appropriate accounting and financial reporting expertise, inadequate segregation of duties, and limited written policies and procedures necessary to achieve complete, accurate and timely financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2024 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended October 31, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

6

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2026

BRILLIANT N.E.V. CORP.

(Registrant)

By:	/s/ Guangzhe Su
Name: Guangzhe Su
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Xiangying Meng
Name: Xiangying Meng
Title: Chief Financial Officer
(Principal Financial Officer)

8