Form 10-Q
period 2025-04-30
BRILLIANT N.E.V. CORP.
filed 2026-05-05
CIK 1681769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025

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

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BRILLIANT N.E.V. CORP.

3

BRILLIANT N.E.V CORP.

BALANCE SHEETS

(Unaudited)

	April 30, 2025	July 31, 2024

ASSETS

CURRENT ASSETS
Cash	$6,347	$7,972
Total current assets	6,347	7,972

TOTAL ASSETS	$6,347	$7,972

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$99
Loan from related party	49,145	49,145
Total current liabilities	49,145	49,244

TOTAL LIABILITIES	49,145	49,244

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; authorized 345,000,000 shares; 153,105,464 shares issued and outstanding at April 30, 2025 and July 31, 2024	153,105	153,105
Additional paid-in capital	114,333	114,333
Accumulated deficit	(310,236)	(308,710)

TOTAL EQUITY (DEFICIT)	(42,798)	(41,272)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$6,347	$7,972

See accompanying notes to the condensed financial statements.

BRILLIANT N.E.V. CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2025	2024	2025	2024

Revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit (loss)	-	-	-	-

EXPENSES
Professional fees	-	11,000	-	36,015
General and administrative expenses	500	2,018	1,526	-
Total operating expenses	500	13,018	1,526	36,015

LOSS FROM CONTINUING OPERATIONS	(500)	(13,018)	(1,526)	(36,015)
Net loss before tax	(500)	(13,018)	(1,526)	(36,015)
Provision for income taxes	-	-	-	-
NET LOSS	$(500)	$(13,018)	$(1,526)	$(36,015)

NET LOSS PER COMMON SHARE FROM OPERATIONS - BASIC & DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	153,105,464	153,105,464	153,105,464	153,105,464

The accompanying notes are an integral part of these financial statements.

BRILLIANT N.E.V CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the nine months ended April 30, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid in	Accumulated
	Share	Amount	Capital	Deficit	TOTAL
Balance, July 31, 2023	153,105,464	$153,105	$114,333	$(272,839)	$(5,401)
Net Loss	-	-	-	(13,216)	(13,216)
Balance, October 31, 2023	$153,105,464	$153,105	$114,333	$(286,055)	$(18,617)
Net Loss	-	-	-	(13,018)	(13,018)
Balance, January 31, 2024	$153,105,464	$153,105	$114,333	$(299,073)	$(31,635)
Net Loss	-	-	-	$(9,781)	$(9,781)
Balance, April 30, 2024	$153,105,464	$153,105	$114,333	$(308,854)	$(41,416)

Balance, July 31, 2024	153,105,464	$153,105	$114,333	$(308,710)	$(41,272)
Net loss	-	-	-	(500)	(500)
Balance, October 31, 2024	153,105,464	153,105	114,333	$(309,210)	$(41,772)
Net Loss	-	-	-	(526)	(526)
Balance, January 31, 2025	153,105,464	$153,105	$114,333	$(309,736)	$(42,298)
Net Loss	-	-	-	(500)	(500)
Balance, April 30, 2025	153,105,464	$153,105	$114,333	$(310,236)	$(42,798)

See accompanying notes to the condensed financial statements.

BRILLIANT N.E.V. CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	April 30, 2025	April 30, 2024
Operating activities
Net loss	$(1,526)	(36,015)
Changes in assets and liabilities:
Accounts payable	(99)	(1,204)
Net cash used in operating activities	(1,625)	(37,219)

Financing activities
Loans from related party	-	44,763
Total net cash provided by financing activities	-	44,763

Net increase in cash	(1,625)	7,544

Cash at beginning of period	$7,972	$1,302

Cash at end of the period	$6,347	$8,846

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

In July 2023, the Company changed its name from Clancy Corp. to Brilliant N.E.V. Corp.

As of April 30, 2025, the Company had not commenced any new business operations and remained a shell company, with no or only nominal operations and nominal assets other than cash.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended April 30, 2025, the Company incurred a net loss, had an accumulated deficit, and experienced negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to address these conditions through capital raising efforts, related-party support, and the pursuit of suitable business opportunities or strategic transactions. However, there can be no assurance that the Company will be successful in these efforts.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended April 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2025 or for any future interim period.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. As of April 30, 2025, the Company had not commenced new business operations and did not recognize revenue during the three and nine months then ended.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $6,347 in cash and equivalents as of April 30, 2025 and $7,972 as of July 31, 2024.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Leases

The Company determines whether an arrangement contains a lease at inception. Right-of-use assets and lease liabilities are recognized for leases with terms greater than twelve months based on the present value of lease payments over the lease term. The Company does not recognize right-of-use assets or lease liabilities for short-term leases. As of April 30, 2025, the Company had no material lease arrangements requiring recognition under ASC 842.

Foreign Currency Translation

Prior to the cessation and transfer of its former China subsidiaries, the financial statements of those subsidiaries were measured using the local currency, Renminbi (“RMB”), as the functional currency. The reporting currency of the Company is the United States dollar (“USD”). In connection with the cessation of the China operations in June 2023 and the subsequent transfer of Shanghai Clancy and its subsidiary effective June 30, 2023, the Company no longer had active foreign operations as of April 30, 2025. Accordingly, no foreign currency translation adjustment was recorded for the three and nine months ended April 30, 2025.

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted net loss per share is the same as basic net loss per share for the periods presented because any potentially dilutive instruments would be anti-dilutive. As of April 30, 2025 and July 31, 2024, the Company had no potentially dilutive securities outstanding.

Comprehensive Loss

The Company follows ASC 220, Comprehensive Income. Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. For the three and nine months ended April 30, 2025, comprehensive loss was equal to net loss.

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

No Material Changes in Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from those disclosed the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company’s Chief Financial Officer has funded the Company from time to time for working capital and operating expenses on an as-needed basis. During the nine months ended April 30, 2025, no additional advances were made to the Company. As of April 30, 2025 and July 31, 2024, the amounts due to the Chief Financial Officer were $49,145 and $49,145, respectively. These advances were unsecured, non-interest bearing, and due on demand.

NOTE 5 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. As of April 30, 2025, management believes that it is more likely than not that the Company’s deferred tax assets, if any, will not be realized, and accordingly a full valuation allowance has been recorded against such deferred tax assets. The Company did not record a material income tax provision for the interim period presented. As of April 30, 2025, the Company had net operating loss of approximately $310,236 for U.S. federal income tax purposes.

NOTE 6 - SUBSEQUENT EVENTS

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

Overview

The Company had no operating revenue during the three and nine months ended April 30, 2025. As of April 30, 2025, the Company had not commenced any new business operations and remained a shell company, with no or only nominal operations and nominal assets other than cash. The Company is evaluating potential business opportunities, but as of April 30, 2025 had not entered into any transaction that resulted in a change in its shell company status.

Results of Operations

Three Months Ended April 30, 2025 Compared to Three Months Ended April 30, 2024

The Company did not generate any revenue during the three months ended April 30, 2025 or April 30, 2024.

Operating expenses for the three months ended April 30, 2025 consisted primarily of general and administrative expenses associated with maintaining the Company’s reporting obligations. Operating expenses for the comparable prior-year period consisted primarily of professional fees and general and administrative expenses.

The Company reported a net loss of $500 for the three months ended April 30, 2025, compared to a net loss of $13,018 for the three months ended April 30, 2024. The decrease in net loss from period to period was primarily attributable to lower professional and compliance expenses.

Nine Months Ended April 30, 2025 Compared to Nine Months Ended April 30, 2024

The Company did not generate any revenue during the nine months ended April 30, 2025 or April 30, 2024.

Operating expenses for the nine months ended April 30, 2025 consisted primarily of general and administrative expenses associated with maintaining the Company’s reporting obligations. Operating expenses for the comparable prior-year period consisted primarily of professional fees and general and administrative expenses.

4

The Company reported a net loss of $1,526 for the nine months ended April 30, 2025, compared to a net loss of $36,015 for the nine months ended April 30, 2024. The decrease in net loss from period to period was primarily attributable to lower professional and compliance expenses.

Liquidity and Capital Resources

As of April 30, 2025, the Company had cash and cash equivalents of $6,347, compared to $7,972 as of July 31, 2024. The Company had limited cash and working capital and had not generated revenue from operations.

Net cash used in operating activities during the nine months ended April 30, 2025 was $1,625 and was primarily attributable to the Company’s net loss and changes in working capital. The Company did not have financing activities during the period.

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

Off-Balance Sheet Arrangements

As of April 30, 2025, the Company did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, that have had, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2025 because of material weaknesses in the Company’s internal control over financial reporting. These material weaknesses included a lack of sufficient personnel with appropriate accounting and financial reporting expertise, inadequate segregation of duties, and limited written policies and procedures necessary to achieve complete, accurate and timely financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2025 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

5

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended April 30, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

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

6

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

7