Form 10-K
period 2025-07-31
BRILLIANT N.E.V. CORP.
filed 2026-05-08
CIK 1681769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Because there was no active quotation market for the Company’s common stock as of January 31, 2025, no market value is ascribed to the shares held by non-affiliates.

As of May 8, 2026, there were 153,105,464 shares of Common Stock, $0.001 par value per share, outstanding.

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

Item 1. Business.

Overview

Brilliant N.E.V. Corp. (formerly Clancy Corp.) (the “Company”) was incorporated in Nevada on March 22, 2016. As of July 31, 2025, the Company had not commenced any new operating business after the June 2023 change in control, remained a shell company, and had no active revenue-producing operations.

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

As a result, as of July 31, 2025, the Company no longer had active PRC operating subsidiaries and had not commenced any replacement operating business.

Business Strategy

The Company’s strategy is to preserve its reporting-company status while evaluating potential business opportunities, acquisitions, and strategic transactions. Because the Company remains a shell company with nominal operations and limited resources, there can be no assurance that it will identify or complete a suitable transaction.

Employees

As of July 31, 2025, the Company had no full-time employees. The Company relies on its officers and outside professionals to manage its reporting, legal, accounting, and administrative functions.

Special Note Regarding China

Although the Company’s principal executive office remained in Hangzhou, Zhejiang Province, China as of July 31, 2025, the Company had ceased its prior China subsidiary operations effective June 2023 and transferred the former China subsidiaries effective June 30, 2023. As a result, references to China in this report generally relate to the Company’s historical operations, management location, and related regulatory or operational risk considerations rather than active operating subsidiaries.

Item 1A. Risk Factors.

We are a shell company with no operating revenue and no active business operations.

As of July 31, 2025, the Company remained a shell company and had not commenced a new operating business. Accordingly, investors face the risk that the Company may never identify or complete a suitable business combination or otherwise generate revenues.

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

The Company has historically relied on advances from related parties to fund reporting, compliance, and administrative expenses. There is no assurance that such funding will remain available in the future if needed.

Any future business combination is likely to result in substantial dilution and a change in control of management or the board.

To complete an acquisition or other strategic transaction, the Company likely will issue a substantial number of shares or other securities. Existing stockholders may be significantly diluted, and the current board or management may be replaced.

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

Even though the Company no longer had active PRC subsidiaries as of July 31, 2025, its principal executive office remained in China and members of management have substantial ties to China. PRC regulatory changes, governmental intervention, or restrictions affecting management access to information or capital could adversely affect the Company.

Cybersecurity processes are limited.

Because the Company has minimal operations and limited personnel, its cybersecurity risk-management processes are less developed than those of a more mature operating company. While management is not aware of any material cybersecurity incidents through July 31, 2025, the Company remains vulnerable to cyber threats affecting its records, reporting systems, or third-party service providers.

Our common stock is not registered under Section 12 of the Exchange Act and may have limited market visibility.

The Company has no securities registered under Section 12(b) or 12(g), and trading in the Company’s stock, if any, may be sporadic and infrequent. As a result, stockholders may have difficulty selling their shares, and the Company may face additional challenges in seeking quotation or market visibility.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

As of July 31, 2025, the Company remained a shell company with no active operating business and no internal information-technology department. Management’s processes for assessing, identifying, and managing material risks from cybersecurity threats were therefore limited and primarily consisted of basic access controls, use of third-party service providers for accounting, legal, and filing functions, and management oversight of critical records and devices. The Company was not aware of any cybersecurity incident during fiscal 2025 that materially affected, or was reasonably likely to materially affect, the Company’s business strategy, results of operations, or financial condition.

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

Item 3. Legal Proceedings.

There were no material pending legal proceedings to which the Company was a party as of July 31, 2025, and, to the knowledge of management, no such proceedings were threatened against the Company, except as previously disclosed in the Company’s filings with the Securities and Exchange Commission.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of the date of this Annual Report on Form 10-K, there is no active quotation market for the Company’s common stock. The Company’s ticker symbol previously used in quotation systems is no longer reflected, and the Company is not currently aware of any active market quotation for its common stock. Because the Company’s shares have not been actively quoted and any prior trading was sporadic and infrequent, no value is ascribed to such shares.

Holders

As of January 31, 2026, the Company had 8 holders of record of its common stock. The Company had 153,105,464 shares of common stock outstanding as of that date.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company did not issue any unregistered securities during the fiscal year ended July 31, 2025. The Company is aware that subsequent shareholder-level transfers were reflected on the stockholder records after July 31, 2025, but no shares were issued by the Company during fiscal 2025. The total number of outstanding shares remained 153,105,464.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved].

As a smaller reporting company, the Company is not required to provide the information otherwise required by Item 301 of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

During the fiscal year ended July 31, 2025, the Company had no operating revenue and remained a shell company. Throughout fiscal 2025, the Company’s principal activities consisted of maintaining its corporate existence, satisfying public-company compliance obligations, and evaluating potential business opportunities and strategic transactions.

Results of Operations

The Company did not generate revenue during fiscal 2025 or fiscal 2024. Operating expenses for fiscal 2025 and 2024 consisted primarily of general and administrative expenses associated with maintaining the Company’s status as a public reporting company.

The Company reported a net loss for fiscal 2025 of $2,026, compared to a net loss for fiscal 2024 of $35,871. The change in net loss was primarily attributable to lower public-company, compliance, and administrative expenses in fiscal 2025.

Liquidity and Capital Resources

As of July 31, 2025, the Company had cash of $5,748, compared to $7,972 as of July 31, 2024. The Company had limited working capital and had not generated revenue from operations. The audited financial statements included in this report have been prepared assuming the Company will continue as a going concern.

Net cash used in operating activities during fiscal 2025 and 2024 was $2,224 and $38,093, respectively, and was primarily attributable to the Company’s net loss and changes in working capital. The Company did not have material investing activities during fiscal 2025 or 2024. Net cash provided by financing activities during fiscal 2025 and 2024 was $0 and $44,763, respectively. The fiscal 2024 financing activity consisted primarily of advances from related parties used to fund the Company’s reporting, compliance, and administrative expenses.

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

Off-Balance Sheet Arrangements

As of July 31, 2025, the Company did not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Brilliant N.E.V. Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Brilliant N.E.V. Corp (the ‘Company’) as of July 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ (deficit) and cash flows for each of the two years in the period ended July 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(310,736), net loss of $(2,026). The continuation of the Company as a going concern is dependent upon ability to raise additional capital and implement its business plan. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate. We determine there are no critical audit matter to communicate.

/S/ Boladale Lawal
BOLADALE LAWAL & CO.
(Chartered Accountants)
(PCAOB ID 6993)
Lagos, Nigeria

We have served as the Company’s auditor since 2026.

May 08, 2026

BRILLIANT N.E.V. CORP.

BALANCE SHEETS

	July 31, 2025	July 31, 2024

ASSETS

CURRENT ASSETS
Cash	$5,748	$7,972
Prepaid expenses	99	-
Total current assets	5,847	7,972

TOTAL ASSETS	$5,847	$7,972

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$99
Loan from related party	49,145	49,145
Total current liabilities	49,145	49,244

TOTAL LIABILITIES	49,145	49,244

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; authorized 345,000,000 shares; 153,105,464 shares issued and outstanding at July 31, 2025 and 2024	153,105	153,105
Additional paid-in capital	114,333	114,333
Accumulated deficit	(310,736)	(308,710)

TOTAL EQUITY (DEFICIT)	(43,298)	(41,272)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$5,847	$7,972

See accompanying notes to the financial statements.

BRILLIANT N.E.V. CORP.

STATEMENTS OF OPERATIONS

	For the year ended July 31,
	2025	2024
Revenues	$-	$-
Cost of goods sold	-	-
Gross profit (loss)	-	-

EXPENSES
Professional fees	-	28,775
General and administrative expenses	2,026	7,096
TOTAL OPERATING EXPENSES	2,026	35,871

LOSS FROM OPERATIONS	(2,026)	(35,871)
Net loss before tax	(2,026)	(35,871)
Provision for income taxes	-	-
NET LOSS	(2,026)	(35,871)

NET LOSS PER COMMON SHARE FROM OPERATIONS - BASIC & DILUTED	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	153,105,464	153,105,464

See accompanying notes to the financial statements.

BRILLIANT N.E.V. CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the year ended July 31, 2025 and 2024

	Common Stock		Additional Paid in	Accumulated
	Share	Amount	Capital	Deficit	TOTAL
Balance, July 31, 2023	153,105,464	$153,105	$114,333	$(272,839)	$(5,401)
Net Loss	-	-	-	(35,871)	(35,871)
Balance, July 31, 2024	153,105,464	$153,105	$114,333	$(308,710)	$(41,272)

Net Loss	-	-	-	(2,026)	(2,026)
Balance, July 31, 2025	153,105,464	$153,105	$114,333	$(310,736)	$(43,298)

See accompanying notes to the financial statements.

BRILLIANT N.E.V. CORP.

CASH FLOW

	For the year ended July 31,
	2025	2024
Operating activities
Net loss	$(2,026)	(35,871)
Changes in assets and liabilities:
Prepaid expenses	(99)	-
Accounts payable	(99)	(2,222)
Net cash used in operating activities	(2,224)	(38,093)

Financing activities
Loan from related party	-	44,763
Total net cash provided by financing activities	-	44,763

Net increase in cash	(2,224)	6,670

Cash at beginning of period	$7,972	$1,302

Cash at end of the period	$5,748	$7,972

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

In July 2023, the Company changed its name from Clancy Corp. to Brilliant N.E.V. Corp.

As of July 31, 2025, the Company had not commenced any new business operations and remained a shell company, with no or only nominal operations and nominal assets other than cash.

NOTE 2 – GOING CONCERN

The accompanying audited financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended July 31, 2025, the Company incurred a net loss, had an accumulated deficit, and experienced negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition.

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. As of July 31, 2025, the Company had not commenced new business operations and did not recognize revenue during fiscal 2025.

Cash and Cash Equivalents.

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The cash balances as of July 31, 2025 and 2024 were $5,748 and $7,972, respectively.

Basic and Diluted Net Loss Per Share.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share for the periods presented because any potentially dilutive instruments would be anti-dilutive.

Stock-Based Compensation.

Stock-based compensation is accounted for in accordance with ASC 718. As of July 31, 2025, the Company had not adopted a stock option plan and had not granted any stock-based awards.

Recently Issued Accounting Pronouncements.

Management has reviewed recently issued accounting pronouncements and determined that no standard not yet adopted is expected to have a material effect on the Company’s financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company’s Chief Financial Officer has funded the Company from time to time for working capital and operating expenses on an as-needed basis. During the year ended July 31, 2025 and 2024, the Chief Financial Officer advanced $0 and $44,763 to the Company. As of July 31, 2025 and 2024, the amounts due to the Chief Financial Officer were $49,145 and $49,145, respectively. These advances were unsecured, non-interest bearing, and due on demand.

NOTE 5 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. As of July 31, 2025, management believes that it is more likely than not that the Company’s deferred tax assets, if any, will not be realized, and accordingly a full valuation allowance has been recorded against such deferred tax assets. The Company did not record a material current income tax provision for fiscal 2025 or 2024.

For the years ended July 31, 2025 and 2024, the Company had net operating losses of approximately $310,736 and $308,710, respectively, for U.S. federal income tax purposes.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended July 31, 2025 and 2024:

	Fiscal Years Ended July 31,
	2025	2024
US federal statutory rates	(21.0)%	(21.0)%
Valuation allowance	21%	21%
Effective tax rate	-%	-%

Income tax expense was $0 for the years ended July 31, 2025 and 2024. The provision for income tax expense (benefit) for the years ended July 31, 2025 and 2024 consisted of the following:

	2025	2024
Income tax expense (benefit)	$(426)	$(7,533)
Increase (decrease) in valuation allowance	426	7,533
Total income tax expense	$-	$-

The Company’s net deferred tax assets as of July 31, 2025 and 2024 were as follows:

	2025	2024
Deferred tax asset
Net operating loss	$50,130	$49,704
Total	50,130	49,704
Less: valuation allowance	(50,130)	(49,704)
Net deferred tax asset	$-	$-

NOTE 6 – SHARES ISSUED FOR EQUITY FINANCING

In December 2020, the Company issued 150,000,000 shares of common stock of the Company to five individuals including the Company’s CEO, at $0.002 per share. The Company received proceeds of $300,000 from this private placement. As of July 31, 2025 and July 31, 2024, the shares out issued and outstanding were 153,105,464 for both year end periods.

NOTE 7 – SUBSEQUENT EVENTS

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 20, 2024, RH CPA ceased serving as the Company’s independent registered public accounting firm. RH CPA’s audit reports on the Company’s financial statements for the fiscal years ended July 31, 2023 and 2022 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for explanatory language regarding the Company’s ability to continue as a going concern.

During the fiscal years ended July 31, 2023 and 2022, and through September 20, 2024, there were no disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and RH CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the same periods, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On March 24, 2026, the Company engaged Boladale Lawal & Co (Chartered Accountants) as its independent registered public accounting firm. During the fiscal years ended July 31, 2023 and 2022, and through March 24, 2026, neither the Company nor anyone on its behalf consulted Boladale Lawal & Co (Chartered Accountants) regarding (i) the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered, or (ii) any matter that was the subject of a disagreement or reportable event.

The change in independent registered public accounting firm was previously reported in the Company’s Current Report on Form 8-K filed on March 24, 2026.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2025 because of material weaknesses in the Company’s internal control over financial reporting. These material weaknesses included a lack of sufficient personnel with appropriate accounting and financial reporting expertise, inadequate segregation of duties, and limited written policies and procedures necessary to achieve complete, accurate and timely financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2025 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2025 due to the material weaknesses described above.

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

Changes in Internal Control over Financial Reporting

During the fiscal year ended July 31, 2025, there were no changes in the Company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended July 31, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the Company’s executive officers and directors as of the date of this report.

Name	Age	Position(s)
Guangzhe Su	56	Chief Executive Officer, president and director
Xiangying Meng	48	Chief Financial Officer and director

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

Item 11. Executive Compensation.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Total
Guangzhe Su	2025	$0	$0	$0	$0
Xiangying Meng	2025	$0	$0	$0	$0

Outstanding Equity Awards

As of July 31, 2025, the Company had no outstanding equity awards.

Employment Agreements

Except as previously disclosed, the Company did not have employment agreements with its executive officers as of July 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of January 31, 2026 by (i) each director, (ii) each executive officer, (iii) each person known by the Company to beneficially own more than five percent of its common stock, and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person named below has sole voting and investment power with respect to the shares shown. The percentage of beneficial ownership is based on 153,105,464 shares of common stock outstanding as of January 31, 2026.

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

Equity Compensation Plan Information

The Company did not maintain any equity compensation plans as of July 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

During fiscal 2025, the Company did not receive additional related-party advances and continued to report an outstanding payable to its Chief Financial Officer that remained unsecured, non-interest bearing, and due on demand. During fiscal 2024, the Company received advances from related parties, primarily its Chief Financial Officer, to fund working capital and operating expenses.

On June 26, 2023, the Company completed the change-of-control transaction pursuant to which Guangzhe Su acquired 79,700,000 shares of common stock from Xiangying Meng and other selling shareholders. The transaction also contemplated a consulting arrangement with Mr. Meng and forgiveness of indebtedness previously owed by the Company.

Other than as described in this report, there were no related-party transactions during fiscal 2025 required to be disclosed under Item 404 of Regulation S-K.

Director Independence

Because the Company’s common stock is not listed on a national securities exchange, the Company is not subject to any exchange-mandated director-independence requirement

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended July 31, 2025 and 2024:

Fee Category	2025	2024
Audit Fees	$7500	$11500
Audit-Related Fees	$2500	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Pre-Approval Policy

The board of directors performs the functions of an audit committee and accordingly pre-approves all services provided by the Company’s independent registered public accounting firms.

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

Date: May 8, 2026

BRILLIANT N.E.V. CORP.

By:	/s/ Guangzhe Su
Guangzhe Su
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Xiangying Meng
Xiangying Meng
Chief Financial Officer
(Principal Financial Officer)