Form 10-Q
period 2025-10-31
BRILLIANT N.E.V. CORP.
filed 2026-05-13
CIK 1681769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

As of May 13, 2026, there were 153,105,464 shares of Common Stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BRILLIANT N.E.V. CORP.

BRILLIANT N.E.V CORP.

BALANCE SHEETS

(unaudited)

	October 31, 2025	July 31, 2025

ASSETS

CURRENT ASSETS
Cash	$5,547	$5,748
Prepaid expense	-	99
Total current assets	5,547	5,847

TOTAL ASSETS	$5,547	$5,847

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$198	$-
Loans from related party	49,145	49,145
Total current liabilities	49,343	49,145

TOTAL LIABILITIES	49,343	49,145

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; authorized 345,000,000 shares; 153,105,464 shares issued and outstanding at October 31, 2025 and July 31, 2025	153,105	153,105
Additional paid-in capital	114,333	114,333
Accumulated deficit	(311,234)	(310,736)

TOTAL EQUITY (DEFICIT)	(43,796)	(43,298)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$5,547	$5,847

The accompanying notes are an integral part of these financial statements.

BRILLIANT N.E.V CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	October 31, 2025	October 31, 2024
Revenues	$-	$-
Cost of goods sold	-	-
Gross profit (loss)	-	-

EXPENSES
Professional fees	-	-
General and administrative expenses	498	500
TOTAL OPERATING EXPENSES	498	500

LOSS FROM OPERATIONS	(498)	(500)
Net loss before tax	(498)	(500)
Provision for income taxes	-	-
NET LOSS	(498)	(500)

NET LOSS PER COMMON SHARE FROM OPERATIONS - BASIC & DILUTED	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	153,105,464	153,105,464

The accompanying notes are an integral part of these financial statements.

BRILLIANT N.E.V CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three months ended October 31, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid in	Accumulated
	Share	Amount	Capital	Deficit	TOTAL
Balance, July 31, 2024	153,105,464	$153,105	$114,333	$(308,710)	$(41,272)
Net Loss	-	-	-	(500)	(500)
Balance, October 31, 2024	153105464	$153,105	$114,333	$(309,210)	$(41,772)

Balance, July 31, 2025	153105464	$153,105	$114,333	$(310,736)	$(43,298)
Net Loss	-	-	-	(498)	(498)
Balance, October 31, 2025	153,105,464	$153,105	$114,333	$(311,234)	$(43,796)

The accompanying notes are an integral part of these financial statements.

BRILLIANT N.E.V CORP.

CASH FLOW

	For the three months ended
	October 31, 2025	October 31, 2024
Operating activities
Net loss	$(498)	(500)
Changes in assets and liabilities:
Prepaid expenses	99	-
Accounts payable	198	(99)
Net cash used in operating activities	(201)	(599)

Financing activities
Loans from related party	-	-
Total net cash provided by financing activities	-	-

Net increase in cash	(201)	(599)

Cash at beginning of period	$5,748	$7,972

Cash at end of the period	$5,547	$7,373

The accompanying notes are an integral part of these financial statements.

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

In July 2023, the Company changed its name from Clancy Corp. to Brilliant N.E.V. Corp.

As of October 31, 2025, the Company had not commenced any new business operations and remained a shell company, with no or only nominal operations and nominal assets other than cash.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended October 31, 2025, the Company incurred a net loss, had an accumulated deficit, and experienced negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to address these conditions through capital raising efforts, related-party support, and the pursuit of suitable business opportunities or strategic transactions. However, there can be no assurance that the Company will be successful in these efforts.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three months ended October 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2026 or for any future interim period.

These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. As of October 31, 2025, the Company had not commenced new business operations and did not recognize revenue during the three months then ended.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of October 31, 2025 and July 31, 2025, the Company had cash and cash equivalents of $5,547 and $5,748, respectively.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash, accounts payable, and related-party payables approximate fair value because of the short-term nature of those instruments.

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted net loss per share is the same as basic net loss per share for the periods presented because any potentially dilutive instruments would be anti-dilutive. As of October 31, 2025 and July 31, 2025, the Company had no potentially dilutive securities outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718, Compensation—Stock Compensation. As of October 31, 2025, the Company had not adopted a stock option plan and had not granted any stock options or other stock-based awards.

Recently Adopted Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and determined that there are no recently issued accounting standards not yet adopted that are expected to have a material effect on the Company’s financial statements.

No Material Changes in Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company’s Chief Financial Officer has funded the Company from time to time for working capital and operating expenses on an as-needed basis. As of October 31, 2025 and July 31, 2025, the amounts due to the Chief Financial Officer were $49,145 and $49,145, respectively. These advances were unsecured, non-interest bearing, and due on demand.

NOTE 5 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. As of October 31, 2025, management believes that it is more likely than not that the Company’s deferred tax assets, if any, will not be realized, and accordingly a full valuation allowance has been recorded against such deferred tax assets. The Company did not record a material income tax provision for the three months ended October 31, 2025.

As of October 31, 2025 and July 31, 2025, the Company had net operating loss carryforwards of approximately $311,234 and $310,736, respectively, for U.S. federal income tax purposes.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 13, 2026, the date the financial statements were available to be issued. Based on this evaluation, the Company has determined that there were no material subsequent events requiring recognition or disclosure in these financial statements, except as disclosed elsewhere in this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025.

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

Overview

The Company had no operating revenue during the three months ended October 31, 2025. As of October 31, 2025, the Company had not commenced any new business operations and remained a shell company, with no or only nominal operations and nominal assets other than cash. The Company is evaluating potential business opportunities, but as of October 31, 2025 had not entered into any transaction that resulted in a change in its shell company status.

Results of Operations

Three Months Ended October 31, 2025 Compared to Three Months Ended October 31, 2024

The Company did not generate any revenue during the three months ended October 31, 2025 or October 31, 2024.

Operating expenses for the three months ended October 31, 2025 consisted primarily of general and administrative expenses associated with maintaining the Company’s public company status. Operating expenses for the comparable prior-year period consisted primarily of similar public company and administrative expenses.

The Company reported a net loss of $498 for the three months ended October 31, 2025, compared to a net loss of $500 for the three months ended October 31, 2024.

Liquidity and Capital Resources

As of October 31, 2025, the Company had cash and cash equivalents of $5,547, compared to $5,748 as of July 31, 2025. As of October 31, 2025, the Company had limited cash and working capital and had not generated revenue from operations.

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses, had an accumulated deficit, and experienced negative cash flows from operating activities. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

Net cash used in operating activities during the three months ended October 31, 2025 was $201 and was primarily attributable to the Company’s net loss and changes in working capital. The Company did not have investing activities during the period. The Company did not receive financing proceeds during the three months ended October 31, 2025.

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

Going Concern

The Company has incurred recurring losses and had limited cash resources as of October 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to address these conditions through capital raising efforts, related-party support, and the pursuit of suitable business opportunities or strategic transactions. However, no assurance can be given that the Company will be successful in these efforts.

Off-Balance Sheet Arrangements

As of October 31, 2025, the Company did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, that have had, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes in the Company’s critical accounting policies and estimates from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2025 because of material weaknesses in the Company’s internal control over financial reporting. These material weaknesses included a lack of sufficient personnel with appropriate accounting and financial reporting expertise, inadequate segregation of duties, and limited written policies and procedures necessary to achieve complete, accurate and timely financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2025 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended October 31, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

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

Date: May 13, 2026

BRILLIANT N.E.V. CORP.

(Registrant)

By:	/s/ Guangzhe Su
Name:	Guangzhe Su
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Xiangying Meng
Name:	Xiangying Meng
Title:	Chief Financial Officer
(Principal Financial Officer)