Form 10-Q
period 2026-01-31
BRILLIANT N.E.V. CORP.
filed 2026-05-13
CIK 1681769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BRILLIANT N.E.V. CORP.

BRILLIANT N.E.V CORP.

BALANCE SHEETS

(Unaudited)

	January 31, 2026	July 31, 2025

ASSETS

CURRENT ASSETS
Cash	$5,322	$5,748
Prepaid expense	-	99
Total current assets	5,322	5,847

TOTAL ASSETS	$5,322	$5,847

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$495	$-
Loans from related party	49,145	49,145
Total current liabilities	49,640	49,145

TOTAL LIABILITIES	49,640	49,145

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; authorized 345,000,000 shares; 153,105,464 shares issued and outstanding at January 31, 2026 and July 31, 2025	153,105	153,105
Additional paid-in capital	114,333	114,333
Accumulated deficit	(311,756)	(310,736)

TOTAL EQUITY (DEFICIT)	(44,318)	(43,298)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$5,322	$5,847

See accompanying notes to the condensed financial statements.

BRILLIANT N.E.V CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	January 31, 2026	January 31, 2025	January 31, 2026	January 31, 2025

Revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit (loss)	-	-	-	-

EXPENSES
General and administrative Expenses	522	526	1,020	1,026
Total Operating expenses	522	526	1,020	1,026

LOSS FROM CONTINUING OPERATIONS	(522)	(526)	(1,020)	(1,026)
LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-
Net loss before tax	(522)	(526)	(1,020)	(1,026)
Provision for income taxes	-	-	-	-
NET LOSS	$(522)	$(526)	$(1,020)	$(1,026)
NET LOSS PER COMMON SHARE FROM OPERATIONS - BASIC & DILUTED	$-	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	153,105,464	153,105,464	153,105,464	153,105,464

See accompanying notes to the condensed financial statements.

BRILLIANT N.E.V CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the six months ended January 31, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid in	Accumulated
	Share	Amount	Capital	Deficit	TOTAL
Balance, July 31, 2024	153,105,464	$153,105	$114,333	$(308,710)	$(41,272)
Net Loss	-	-	-	(500)	(500)
Balance, October 31, 2024	153,105,464	$153,105	114,333	(309,210)	(41,772)
Net Loss	-	-	-	(526)	(526)
Balance, January 31, 2025	153105464	$153,105	$114,333	$(309,736)	$(42,298)

Balance, July 31, 2025	153105464	$153,105	$114,333	$(310,736)	$(43,298)
Net Loss	-	-	-	(498)	(498)
Balance, October 31, 2025	153105464	$153,105	$114,333	(311,234)	(43,796)
Net Loss	-	-	-	(522)	(522)
Balance, January 31, 2026	153,105,464	$153,105	$114,333	$(311,756)	$(44,318)

See accompanying notes to the condensed financial statements.

BRILLIANT N.E.V CORP.

CASH FLOW

(Unaudited)

	For the six months ended
	January 31, 2026	January 31, 2025
Operating activities
Net loss	$(1,020)	(1,026)
Changes in assets and liabilities:
Prepaid expenses	99	-
Accounts payable	495	(99)
Net cash used in operating activities	(426)	(1,125)

Financing activities
Loans from related party	-	-
Total net cash provided by financing activities	-	-

Net increase in cash	(426)	(1,125)

Cash at beginning of period	$5,748	$7,972

Cash at end of the period	$5,322	$6,847

See accompanying notes to the condensed financial statements.

BRILLIANT N.E.V. CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

In July 2023, the Company changed its name from Clancy Corp. to Brilliant N.E.V. Corp.

As of January 31, 2026, the Company had not commenced any new business operations and remained a shell company, with no or only nominal operations and nominal assets other than cash.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended January 31, 2026, the Company incurred a net loss, had an accumulated deficit, and experienced negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to address these conditions through capital raising efforts, related-party support, and the pursuit of suitable business opportunities or strategic transactions. However, there can be no assurance that the Company will be successful in these efforts.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three and six months ended January 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2026 or for any future interim period.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. As of January 31, 2026, the Company had not commenced new business operations and did not recognize revenue during the three and six months then ended.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,322 in cash and cash equivalents as of January 31, 2026 and $5,748 as of July 31, 2025.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Leases

The Company determines whether an arrangement contains a lease at inception. Right-of-use assets and lease liabilities are recognized for leases with terms greater than twelve months based on the present value of lease payments over the lease term. The Company does not recognize right-of-use assets or lease liabilities for short-term leases. As of January 31, 2026, the Company had no material lease arrangements requiring recognition under ASC 842.

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted net loss per share is the same as basic net loss per share for the periods presented because any potentially dilutive instruments would be anti-dilutive. As of January 31, 2026 and July 31, 2025, the Company had no potentially dilutive securities outstanding.

Comprehensive Loss

The Company follows ASC 220, Comprehensive Income. Comprehensive loss includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. For the three and six months ended January 31, 2026, comprehensive loss was equal to net loss.

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

NOTE 4 – DISCONTINUED OPERATIONS

In June 2023, in connection with a change in control of the Company pursuant to a stock purchase agreement, the Company ceased the operations of its China subsidiaries. In October 2023, the Company, Shanghai Clancy Enterprise Management Co., Ltd. and Hongshan Yuanda Limited entered into an agreement pursuant to which all of the Company’s rights, title and interest in and to Shanghai Clancy, including its ownership of Beijing Clancy Information Technology Co., Ltd., were transferred to Hongshan Yuanda Limited, effective as of June 30, 2023. As of January 31, 2026, the Company had no continuing operations in China.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

There have been no material changes to the Company’s commitments and contingencies from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s Chief Financial Officer has funded the Company from time to time for working capital and operating expenses on an as-needed basis. As of January 31, 2026 and July 31, 2025, the amount due to the Chief Financial Officer was $49,145. These advances were unsecured, non-interest bearing, and due on demand.

NOTE 7 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. As of January 31, 2026, management believes that it is more likely than not that the Company’s deferred tax assets, if any, will not be realized, and accordingly a full valuation allowance has been recorded against such deferred tax assets. The Company did not record a material income tax provision for the three and six months ended January 31, 2026.

NOTE 8 – SUBSEQUENT EVENTS

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

Overview

The Company had no operating revenue during the three and six months ended January 31, 2026. As of January 31, 2026, the Company had not commenced any new business operations and remained a shell company, with no or only nominal operations and nominal assets other than cash. The Company is evaluating potential business opportunities, but as of January 31, 2026 had not entered into any transaction that resulted in a change in its shell company status.

Results of Operations

Three Months Ended January 31, 2026 Compared to Three Months Ended January 31, 2025

The Company did not generate any revenue during the three months ended January 31, 2026 or January 31, 2025.

Operating expenses for the three months ended January 31, 2026 consisted primarily of general and administrative expenses associated with maintaining the Company’s public company status. Operating expenses for the comparable prior-year period consisted primarily of similar public company and administrative expenses.

The Company reported a net loss of $522 for the three months ended January 31, 2026, compared to a net loss of $526 for the three months ended January 31, 2025.

Six Months Ended January 31, 2026 Compared to Six Months Ended January 31, 2025

The Company did not generate any revenue during the six months ended January 31, 2026 or January 31, 2025.

Operating expenses for the six months ended January 31, 2026 consisted primarily of general and administrative expenses associated with maintaining the Company’s public company status. Operating expenses for the comparable prior-year period consisted primarily of similar public company and administrative expenses.

The Company reported a net loss of $1,020 for the six months ended January 31, 2026, compared to a net loss of $1,026 for the six months ended January 31, 2025.

Liquidity and Capital Resources

As of January 31, 2026, the Company had cash and cash equivalents of $5,322, compared to $5,748 as of July 31, 2025. As of January 31, 2026, the Company had limited cash and working capital and had not generated revenue from operations.

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses, had an accumulated deficit, and experienced negative cash flows from operating activities. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

Net cash used in operating activities during the six months ended January 31, 2026 was $426 and was primarily attributable to the Company’s net loss and changes in working capital. The Company did not have material investing or financing activities during the period.

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

Going Concern

The Company has incurred recurring losses and had limited cash resources as of January 31, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to address these conditions through capital raising efforts, related-party support, and the pursuit of suitable business opportunities or strategic transactions. However, no assurance can be given that the Company will be successful in these efforts.

Off-Balance Sheet Arrangements

As of January 31, 2026, the Company did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, that have had, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2026.

Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2026 because of material weaknesses in the Company’s internal control over financial reporting. These material weaknesses included a lack of sufficient personnel with appropriate accounting and financial reporting expertise, inadequate segregation of duties, and limited written policies and procedures necessary to achieve complete, accurate and timely financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2026 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended January 31, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

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