Form 10-Q
period 2026-04-30
BRILLIANT N.E.V. CORP.
filed 2026-05-13
CIK 1681769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BRILLIANT N.E.V. CORP.

BRILLIANT N.E.V. CORP.

BALANCE SHEETS

(Unaudited)

	April 30, 2026	July 31, 2025

ASSETS

CURRENT ASSETS
Cash	$3,059	$5,748
Prepaid expense	-	99
Total current assets	3,059	5,847

TOTAL ASSETS	$3,059	$5,847

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$99	$-
Loans from related party	59,304	49,145
Total current liabilities	59,403	49,145

TOTAL LIABILITIES	59,403	49,145

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; authorized 345,000,000 shares; 153,105,464 shares issued and outstanding at April 30, 2026 and July 31, 2025	153,105	153,105
Additional paid-in capital	114,333	114,333
Accumulated deficit	(323,782)	(310,736)

TOTAL EQUITY (DEFICIT)	(56,344)	(43,298)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,059	$5,847

The accompanying notes are an integral part of these financial statements.

BRILLIANT N.E.V. CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025

Revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit (loss)	-	-	-	-

EXPENSES
Professional fees	10,659	-	10,659	-
General and administrative expenses	1,367	500	2,387	1,526
Total operating expenses	12,026	500	13,046	1,526

LOSS FROM CONTINUING OPERATIONS	(12,026)	(500)	(13,046)	(1,526)
LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-
Net loss before tax	(12,026)	(500)	(13,046)	(1,526)
Provision for income taxes	-	-	-	-
NET LOSS	$(12,026)	$(500)	$(13,046)	$(1,526)
NET LOSS PER COMMON SHARE FROM OPERATIONS - BASIC & DILUTED	$-	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	153,105,464	153,105,464	153,105,464	153,105,464

The accompanying notes are an integral part of these financial statements.

BRILLIANT N.E.V. CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the nine months ended April 30, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	TOTAL
	Share	Amount	Capital	Deficit
Balance, July 31, 2024	153,105,464	$153,105	$114,333	$(308,710)	$(41,272)
Net Loss	-	-	-	(500)	(500)
Balance, October 31, 2024	153,105,464	$153,105	114,333	(309,210)	(41,772)
Net Loss	-	-	-	(526)	(526)
Balance, January 31, 2025	153,105,464	$153,105	114,333	(309,736)	(42,798)
Net Loss	-	-	-	(500)	(500)
Balance, April 30, 2025	153,105,464	$153,105	$114,333	$(310,236)	$(42,798)

Balance, July 31, 2025	153,105,464	$153,105	$114,333	$(310,736)	$(43,298)
Net Loss	-	-	-	(498)	(498)
Balance, October 31, 2025	153,105,464	$153,105	$114,333	(311,234)	(43,796)
Net Loss	-	-	-	(522)	(522)
Balance, January 31, 2026	153,105,464	$153,105	$114,333	(311,756)	(44,318)
Net Loss	-	-	-	(12,026)	(12,026)
Balance, April 30, 2026	153,105,464	$153,105	$114,333	$(323,782)	$(56,344)

The accompanying notes are an integral part of these financial statements.

BRILLIANT N.E.V. CORP.

CASH FLOW

(Unaudited)

	For the nine months ended
	April 30, 2026	April 30, 2025
Operating activities
Net loss	$(13,046)	(1,526)
Changes in assets and liabilities:
Prepaid expenses	99	-
Accounts payable	99	(99)
Net cash used in operating activities	(12,848)	(1,625)

Financing activities
Loans from related party	10,159	-
Total net cash provided by financing activities	10,159	-

Net increase in cash	(2,689)	(1,625)

Cash at beginning of period	$5,748	$7,972

Cash at end of the period	$3,059	$6,347

The accompanying notes are an integral part of these financial statements.

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

In July 2023, the Company changed its name from Clancy Corp. to Brilliant N.E.V. Corp.

As of April 30, 2026, the Company had not commenced any new business operations and remained a shell company, with no or only nominal operations and nominal assets other than cash.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended April 30, 2026, the Company incurred a net loss, had an accumulated deficit, and experienced negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to address these conditions through capital raising efforts, related-party support, and the pursuit of suitable business opportunities or strategic transactions. However, there can be no assurance that the Company will be successful in these efforts.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three and nine months ended April 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2026 or for any future interim period.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. As of April 30, 2026, the Company had not commenced new business operations and did not recognize revenue during the three and nine months then ended.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents of $3,059 and $5,748 as of April 30, 2026 and July 31, 2025, respectively.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company’s Chief Financial Officer has funded the Company from time to time for working capital and operating expenses on an as-needed basis. As of April 30, 2026 and July 31, 2025, the amounts due to the Chief Financial Officer were $59,304 and $49,145, respectively. These advances were unsecured, non-interest bearing, and due on demand.

NOTE 5 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. As of April 30, 2026, management believes that it is more likely than not that the Company’s deferred tax assets, if any, will not be realized, and accordingly a full valuation allowance has been recorded against such deferred tax assets. The Company did not record a material income tax provision for the three and nine months ended April 30, 2026. As of April 30, 2026 and July 31, 2025, the Company had net operating loss carryforwards of approximately $323,782 and $310,736, respectively, for U.S. federal income tax purposes.

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

Overview

The Company had no operating revenue during the three and nine months ended April 30, 2026. As of April 30, 2026, the Company had not commenced any new business operations and remained a shell company, with no or only nominal operations and nominal assets other than cash. The Company is evaluating potential business opportunities, but as of April 30, 2026 had not entered into any transaction that resulted in a change in its shell company status.

Results of Operations

Three Months Ended April 30, 2026 Compared to Three Months Ended April 30, 2025

The Company did not generate any revenue during the three months ended April 30, 2026 or April 30, 2025. Operating expenses for the three months ended April 30, 2026 were $12,026, compared to $526 for the comparable prior-year period. The Company reported a net loss of $12,026 for the three months ended April 30, 2026, compared to a net loss of $526 for the three months ended April 30, 2025. The increase was primarily attributable to higher professional and administrative expenses.

Nine Months Ended April 30, 2026 Compared to Nine Months Ended April 30, 2025

The Company did not generate any revenue during the nine months ended April 30, 2026 or April 30, 2025. Operating expenses for the nine months ended April 30, 2026 were $13,046, compared to $1,026 for the comparable prior-year period. The Company reported a net loss of $13,046 for the nine months ended April 30, 2026, compared to a net loss of $1,026 for the nine months ended April 30, 2025. The increase was primarily attributable to higher professional and administrative expenses.

Liquidity and Capital Resources

As of April 30, 2026, the Company had cash and cash equivalents of $3,059, compared to $5,748 as of July 31, 2025. The Company had limited cash and working capital and had not generated revenue from operations.

Net cash used in operating activities during the nine months ended April 30, 2026 was $12,848 and was primarily attributable to the Company’s net loss and changes in working capital. Net cash provided by financing activities during the nine months ended April 30, 2026 was $10,159, consisting of advances from a related party.

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

Off-Balance Sheet Arrangements

As of April 30, 2026, the Company did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, that have had, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2026. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2026 because of material weaknesses in the Company’s internal control over financial reporting. These material weaknesses included a lack of sufficient personnel with appropriate accounting and financial reporting expertise, inadequate segregation of duties, and limited written policies and procedures necessary to achieve complete, accurate and timely financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2026 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended April 30, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

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